Form 10-Q
period 1995-09-30
MARKET DATA CORP
filed 1995-11-13
CIK 833837

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549


                            FORM 10-Q


         QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
               THE SECURITIES EXCHANGE ACT OF 1934


Quarter: September 30, 1995  Commission File Number:33-22264-FW


                       MARKET DATA CORP.
_________________________________________________________________
     (Exact name of registrant as specified in its charter)

           TEXAS                              76-0252235
_________________________________________________________________
(State or other jurisdiction      (I.R.S. Employer incorporation

of organization)                          or Identification No.)

14505 Torrey Chase Blvd., Suite 410,
Houston, Texas                                         77014
_________________________________________________________________
(Address of principal executive offices)             (Zip Code)

                         (713) 586-8686
_________________________________________________________________
      (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing Requirements for the past 90 days.

  X   Yes       No
_____     _____

     The number of shares outstanding of each of the issuer's classes of stock, as of September 30, 1995, are as follows:

Class of Securities                    Shares Outstanding
___________________                    __________________

Common Stock,
$.001 par value                        5,589,000

                              INDEX

                        MARKET DATA CORP.



PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

    Balance Sheets (Unaudited):
        As of September 30, 1995 and March 31, 1995           3

    Statements of Operation (Unaudited):
        For the Three Months and the Six Months Ended
        September 30, 1995 and 1994                           5

    Statement of Cash Flows (Unaudited):
        For the Six Months Ended September 30, 1995
        and 1994                                              6

    Note to Financial Statements:
        As of September 30, 1995 (Unaudited)                  7

Item 2.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations  8


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                 11

Item 2.     Change in Securities                              12

Item 3.     Defaults Upon Senior Securities                   12

Item 4.     Submission of Matters to a Vote of Security
               Holders                                        12


Item 5.     Other Information                                 12

Item 6.     Exhibits and Reports on Form 8-K                  12


            Signatures                                        13








                        MARKET DATA CORP
                          BALANCE SHEET
                           (Unaudited)

                                      Sept. 30,       March 31,

                                         1995            1995
                                    ____________    ____________

           ASSETS

Current Assets
    Cash and cash equivalents        $ 111,021        $ 106,999
    Accounts receivable                 39,487           37,511

    Inventory                            6,631            4,715
    Prepaid expenses                     4,825            3,763

    Federal Income tax receivable       18,385           24,161

    Receivable from InfoPlan           189,569          190,732
                                    ____________    ____________

         Total Current Assets          369,918          367,881


Property and Equipment, net of
    accumulated depreciation of
    $44,099 and $39,133 at
    Sept 30 and March 31,
    1995 respectively                   15,589           20,555

Other Assets
    Customer database, net of
        accumulated amortization of
        $62,792 and $56,198 at
        Sept 30 and March 31,
        1995 respectively                1,303            7,897
    Officer receivables                 55,560           55,322
    Investment in equity securities     24,000           24,000
    Note receivable from InfoPlan      168,826          168,826
                                    ____________    ____________


         Total Other Assets            249,689          256,045
                                    ____________    ____________


                                     $ 635,196        $ 644,481
                                    ============    ============





                                          Sept 30,      March 31,
                                            1995          1995

                                       ____________  ____________

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts payable                    $  28,506      $  44,397
    Payroll and sales tax payable             136            785
    Customer deposits                         900            900

                                       ____________  ____________

         Total Current Liabilities         29,542         46,082

Stockholders' Equity
    Common stock; $.001 par value;
       50,000,000 shares authorized;
       5,589,000 and 5,565,000 shares
       issued and outstanding at
       September 30 and March 31,
       1995, respectively                   5,589          5,565
    Additional paid in capital            309,809        301,675

    Retained earnings                     290,256        291,159
                                       ____________  ____________

         Total Stockholders' Equity       605,654        598,399
                                       ____________  ____________


                                        $ 635,196      $ 644,481
                                       ============  ============


                        MARKET DATA CORP.
                     STATEMENTS OF OPERATION
                           (Unaudited)


                          Three Months Ended    Six Months Ended
                             September 30         September 30
                        ___________________   __________________
                          1995         1994     1995        1994

Revenues
   Product and
    Software sales      $127,756  $152,249    $246,063  $366,787
   Other revenues              0         0           0       302
                        _________ _________   _________ _________

                         127,756   152,249     246,063   367,089

Costs and Expenses
   Operating costs        49,027    85,391      97,772   222,977
   General and
     administrative       79,900    79,813     149,194   156,161
                        _________ _________   _________ _________

                         128,927   165,204     246,966   379,138
                        _________ _________   _________ _________

Pre-Tax Loss
  From Operating          (1,171)  (12,955)       (903)  (12,049)

Income Tax Expense             0         0           0         0
                        _________ _________   _________ _________


Net Loss                  (1,171)  (12,955)       (903)  (12,049)
                        ========= =========   ========= =========

Net Loss Per
   Common Share         $      0  $  (.002)   $      0  $  (.002)
                        ========= =========   ========= =========

Weighted Average
  Shares Outstanding    5,589,000 5,565,000   5,586,840 5,565,000
                        ========= =========   ========= =========





                         MARKET DATA CORP.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)
                                            Six Months Ended
                                              September 30
                                        ________________________

                                            1995         1994
                                       ___________  ___________
Cash Flows From Operating Activities
   Net Income                            $  (903)    $  (12,049)
   Reconciliation of net income
     to net cash provided by
     (used in) operating activities:

      Depreciation and amortization       11,560         11,866
      (Increase) Decrease in:
         Accounts receivable              (1,976)       409,993
         Officer receivables                (238)       (13,800)

         Federal Income tax receivables    5,776              0
         Inventory                        (1,916)        (2,336)
         Prepaid expenses                 (1,062)        (4,950)
         Receivable from InfoPlan          1,163        (84,469)
      Increase (Decrease) in:
         Accounts payable                (15,891)        (8,050)
         Accrued compensation                  0        (30,000)
         Payroll and sales tax payable      (649)          (738)
         Federal Income tax payable            0       (168,000)
                                        __________   ___________
     Net Cash Provided by (Used in)
         Operating Activities             (4,136)        97,467

Cash Flows From Investing Activities
   Purchases of property and equipment         0         (1,841)
   Advances on note receivable                 0        (16,563)
                                        __________   ___________
     Net Cash Used in Investing Activities     0        (18,404)

Cash Flows From Financing Activities
   Proceeds from issuance of stock         8,158          2,500
                                        __________   ___________
     Net Cash Provided by Financing
         Activities                        8,158          2,500
                                        __________   ___________
Net Increase in Cash and
  Cash Equivalents                         4,022         81,563
Cash and Cash Equivalents-
      Beginning of Period                106,999          7,080
                                        __________   ___________

Cash and Cash Equivalents-
      End of Period                     $111,021       $ 88,643
                                        ==========   ===========


                        MARKET DATA CORP.
                  NOTE TO FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1995
                           (Unaudited)

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. Such results are not necessarily indicative of a full year's operation.

Item 2.    Management's Discussion and Analysis of Financial

           Condition and Results of Operations.

Liquidity and Capital Resources

During the six-month period ended September 30, 1995, the Company experienced a net increase in cash of $4,022. Of this amount $4,136 was used for Operating Activities while $8,158 was provided from Financing Activities. Operating Activities included an increase in accounts receivable of $1,976 and a decrease in accounts payable of $15,891. The Financing Activities were the result of 24,000 shares of stock issued under Regulation S-8 as compensation for consulting services rendered. The Company's current ratio improved from 8.0 at March 31, 1995 to 12.5 at September 30, 1995.

During the six-month period ended September 30, 1994, the Company experiences a net increase in cash of $81,563. Of this amount, $97,467 was provided by Operating Activities and $2,500 was provided by Financing Activities, while $18,404 was used in Investing Activities. Operating Activities included the receipt of $400,000 from Data Broadcasting Corp. for the sale of license agreements and a federal income tax payment of $175,000. The Financing Activities were the result of the exercise of an employee stock option. The Investing Activities were for the purchase of equipment and advances on notes receivable. The Company's current ratio improved from 2.6 at March 31, 1994, to
18.5 at September 30, 1994.

During the six-month period ended September 30, 1995, the Company experienced a decrease in the sale of hardware, software and text services, but also experienced significant decreases in costs and expenses. This contributed to the Company's positive cash flow of $4,022.

The capital expenditures for the current year are anticipated at approximately $15,000, higher than previous year. These expenditures will be for computer systems. Funding for these expenditures will be from current operations. For periods beyond one year, the Company anticipates that any required expenditures can be financed from current operations.

Results of Operations

During the three-months ended September 30, 1995 (the quarter), the Company generated revenues of $127,756, as compared to gross revenues of $152,249 for the same period of the previous year, a decrease of 16%. The following is an analysis of the sales by major product line with related changes from the same period of the previous year.


                  Sept 30,      Sept 30,          Net Change
                    1995          1994         Amount    Percent
                 __________    __________   __________  _________

Hardware Sales   $   2,216     $   5,041    $  (2,825)    (56)

Software Sales   $  20,815     $  50,754    $ (29,939)    (59)

Text Service     $ 104,725     $  96,454    $   8,271       9

During the six-months ended September 30, 1995, the Company generated revenues of $246,063, as compared to gross revenue of $367,098 for the same period of the previous year, a decrease of 33%. The following is an analysis of the sale by major product line with related changes from the same period of the previous year.

                  Sept 30,      Sept 30,          Net Change
                    1995          1994         Amount    Percent
                 __________    __________   __________  _________
Hardware Sales   $   6,032     $  13,082    $  (7,050)    (54)

Software Sales   $  41,219     $ 154,015    $(112,796)    (73)

Text Sales       $ 198,812     $ 199,690    $    (878)      0

The following is an analysis of the gross profit by major product line for the three-months ended September 30, 1995 (the quarter), with related changes from the same period of the previous year.

                  Sept 30,      Sept 30,          Net Change
                    1995          1994         Amount    Percent
                 ________      _________     __________  ________

Hardware Sales   $  1,542      $  3,396      $  (1,854)    (55)

Software Sales   $  1,533      $ (4,839)     $   6,372     132

Text Sales       $ 78,951      $ 71,571      $   7,380      10


The following is an analysis of the gross profit by major product line for the six-months ended September 30, 1995, with related changes from the same period of the previous year.


                  Sept 30,      Sept 30,          Net Change
                    1995          1994         Amount    Percent
                 __________    __________   __________   ________
Hardware Sales   $   3,012     $  10,266    $  (7,254)    (71)

Software Sales   $   3,046     $  (9,189)   $  12,235     133

Text Sales       $ 148,827     $ 149,292    $   (465)       0

Hardware Sales and Gross Profit

The Company continued to have a decrease in hardware sales and gross profit. This decrease is due primarily to the changes in marketing strategy of Data Broadcasting Corp. (DBC), the Company's main supplier of hardware. As of July 1, 1993, DBC ceased using dealers to ship merchandise. The Company now receives only a commission for the sale of a Quotrek and a Signal.

Software Sales and Gross Profits

Software sales for the six-month period decreased 73%. However, gross profit increased 133%, due to the Company's efforts to hold fulfillment cost to a minimum. Due to a declining market and low profit margins for software products, management has decided not to publish a 1995-96 catalog. The Company will continue to sell software at a discounted price, but will hold advertising expenditures to a minimum.

Text Service and Gross Profit

In October, 1991, the Company started the development of a new product called Text Service. This service is a digest of today's leading investment advisors' market analysis. This digest is broadcast daily to customers of Data Broadcasting Corporation, Bonneville Market Information Company, Global Market Information, Inc., and Data Transmission Network Corporation. This product of Text Service is called MarketLine.

On March 24, 1993, the Company signed an agreement with Prodigy Services Company to broadcast a Text Service to Prodigy subscribers called the Wall Street Edge. Broadcasting of this product commenced in April, 1993. As of June 1, 1995, Prodigy began a more aggressive advertising/marketing campaign for the Wall Street Edge. Also in June 1995, Wall Street by Fax, Inc.
(WSBF) a New York City based provider of fax-on demand financial information, began advertising the Company's financial digest,under the name Wall Street Whispers.

Both products have incurred a slight decrease in sales and gross profit for the six month period, compared to the same period of the previous year. However, management is hopeful of an increase in the number of subscribers as evidenced by the increase in sales and gross profit of 9% and 10%, respectively, for the quarter, compared to the same quarter of the previous year. This division continues to contribute significantly to the overall gross profit of the Company. Management will continue to explore opportunities in the on-line services area.

Net Income

The Company had a net loss of $903 for the six-month period ended September 30, 1995, versus a net loss of $12,049, for the same period of the previous year. This improvement was due primarily to the $12,235 increase in software gross profit. The selling, general and administrative expenses decreased from $156,161 to $149,194, a decrease of 4%.

                   PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

InfoPlan International, Inc.

InfoPlan International, Inc. failed to meet the terms of the repayment schedule previously agreed to on November 4, 1994. On June 16, 1995 demand was made for repayment, in full of all monies owed the Company by InfoPlan. On September 25, 1995 the Complaint was filed in Federal Court.

On November 3, 1995, Michael J. Wing, President of InfoPlan, signed the Agreed Judgement for actual damages in the amount of $358,394.82, attorney fees in the amount of $9,442.13, pre-judgment interest in the amount of $5,232,56 and post-judgment interest at the rate allowed by law. Failure to collect these amounts could have a material adverse effect on the Company's financial position.

Market Data Corp. of New York

On July 17, 1995, the Company received a proposed Settlement Agreement from Market Data Corporation (MDC) of New York, who previously had contacted the Company regarding a potential "name" conflict. MDC of New York asserted that their use of the name preceded the Company's use by a matter of months and had requested the Company consider a name change. On October 27, 1995, the settlement agreement was accepted and signed by Steven
C. Naremore, President. The Company will receive $27,500, in two installments of $13,750 each, to cover related expenses. To avoid legal action, by either party, the Company agreed to the name change that will be implemented with the RENET merger (see
Item 5).

Item 2.   Changes in Securities
          None

Item 3.   Defaults on Senior Securities
          None

Item 4.   Submission of Matters to a Vote of Securities Holders
          None

Item 5.   Other Information

On October 31, 1995, the Company announced it had entered into a definitive merger agreement with Renet Financial Corporation (RENET) of Orange, California. The transaction is a triangular merger whereby RENET will be merged into a wholly owned subsidiary of the Company. The closing has been set for January 1996, pending regulatory approvals.

If regulatory approvals are obtained, and the merger is completed, RENET shareholders will own 66.25% of the Company, and the Company will own all the issued and outstanding shares of RENET. The management and board of directors of the Company will be increased to include officers and directors of RENET.

Management is hopeful the merger will provide a dynamic combination of financial services from mortgage lending to insurance, securities and financial publishing, and position the Company in the financial services market to allow growth potential.

Founded in 1988, RENET is a unique franchisor of financial services to real estate brokerages, builder / developers, financial planners and tax preparers who want to provide conventional mortgage and home equity loans, insurance and securities services to their clients. RENET has a base of more than 170 franchisees and seven branches throughout California.

Item 6.   Exhibits and Reports on Form 8-K
          None


                       SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned duly authorized persons.


                                    Market Data Corp.
                                    (Registrant)
11/13/95                           Steven C. Naremore
  Date                               (Signature)

11/13/95                           Janice S. Whalen
  Date                               (Signature)