Form 10-Q/A
period 1995-09-30
MARKET DATA CORP
filed 1995-12-27
CIK 833837

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




                              INDEX

                        MARKET DATA CORP.
                            (Amended)



Part II.      Other Information

Item 6.       Exhibits and Reports on Form 8-K

Exhibit 27.   Financial Data Schedule



                           SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned duly authorized persons.


Dated _______________________      Market Data Corp.

                                   _________________________
                                   Steven C. Naremore


                                   _________________________
                                   Janice S. Whalen