Form 10-Q
period 1995-12-31
MARKET DATA CORP
filed 1996-02-13
CIK 833837

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549


                            FORM 10-Q


         QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
               THE SECURITIES EXCHANGE ACT OF 1934


Quarter: December 31, 1995  Commission File Number:33-22264-FW

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




                              INDEX

                        MARKET DATA CORP.



PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

    Balance Sheets (Unaudited):
        As of December 31, 1995 and March 31, 1995            3

    Statements of Operations (Unaudited):
        For the Three Months and the Nine Months Ended
        December 31, 1995 and 1994                            5

    Statement of Cash Flows (Unaudited):
        For the Nine Months Ended December 31, 1995
        and 1994                                              6

    Note to Financial Statements:
        As of December 31, 1995 (Unaudited)                   7

Item 2.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations  8

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                 11

Item 2.     Change in Securities                              12

Item 3.     Defaults Upon Senior Securities                   12

Item 4.     Submission of Matters to a Vote of Security
               Holders                                        12

Item 5.     Other Information                                 12

Item 6.     Exhibits and Reports on Form 8-K                  12

            Signatures                                        13










                        MARKET DATA CORP
                          BALANCE SHEET
                           (Unaudited)

                                       Dec 31,       March 31,
                                        1995            1995
                                    ____________    ____________

           ASSETS

Current Assets
    Cash and cash equivalents        $ 107,220        $ 106,999
    Accounts receivable                 59,107           37,511
    Inventory                            5,361            4,715
    Prepaid expenses                     4,299            3,763
    Federal Income tax receivable          -0-           24,161
    Receivable from InfoPlan           189,569          190,732
                                    ____________    ____________

         Total Current Assets          365,556          367,881


Property and Equipment, net of
    accumulated depreciation of
    $46,113 and $39,133 at
    Dec 31 and March 31,
    1995 respectively                   13,575           20,555

Other Assets
    Customer database, net of
        accumulated amortization of
        $64,095 and $56,198 at
        Dec 31 and March 31,
        1995 respectively                  -0-            7,897
    Officer receivables                 54,861           55,322
    Organizational costs                 1,500              -0-
    Investment in equity securities     24,000           24,000
    Note receivable from InfoPlan      168,826          168,826
                                    ____________    ____________

         Total Other Assets            249,187          256,045
                                    ____________    ____________

                                     $ 628,318        $ 644,481
                                    ============    ============





                See notes to financial statements


                                           Dec 31,      March 31,
                                            1995          1995
                                       ____________  ____________

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts payable                    $  31,422      $  44,397
    Payroll and sales tax payable              30            785
    Customer deposits                         900            900
    Unearned Revenue                       13,750            -0-
                                       _____________ ____________

         Total Current Liabilities         46,102         46,082

Stockholders' Equity
    Common stock; $.001 par value;
       50,000,000 shares authorized;
       5,589,000 and 5,565,000 shares
       issued and outstanding at
       December 31 and March 31,
       1995, respectively                   5,589          5,565
    Additional paid in capital            309,809        301,675
    Retained earnings                     266,818        291,159
                                       ____________  ____________

         Total Stockholders' Equity       582,216        598,399
                                       ____________  ____________


                                        $ 628,318      $ 644,481
                                       ============  ============




                See notes to financial statements


                        MARKET DATA CORP.
                     STATEMENTS OF OPERATION
                           (Unaudited)


                          Three Months Ended    Nine Months Ended
                             December 31           December 31
                          1995       1994       1995       1994
                         _________ _________   ________ _________

Revenues
   Product and
    Software sales      $ 98,232  $130,883    $344,295  $497,670
   Other revenues              0         0           0       302
                        _________ _________   _________ _________

                          98,232   130,883     344,295   497,972

Costs and Expenses
   Operating costs        34,909    71,835     132,681   294,813
   General and
     administrative       65,171    85,773     214,365   241,933
   Merger expenses        21,590         0      21,590         0
                        _________ _________   _________ _________

                         121,670   157,608     368,636   536,746
                        _________ _________   _________ _________

Pre-Tax Loss
  From Operating         (23,438)  (26,725)    (24,341)  (38,774)

Income Tax Expense             0         0           0         0
                        _________ _________   _________ _________


Net Loss                 (23,438)  (26,725)    (24,341)  (38,774)
                        ========= =========   ========= =========

Net Loss Per
   Common Share         $  (.004) $  (.005)   $  (.004) $  (.007)
                        ========= =========   ========= =========

Weighted Average
  Shares Outstanding    5,589,000 5,565,000   5,584,920 5,565,000
                        ========= =========   ========= =========


                See notes to financial statements


                        MARKET DATA CORP.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                            Nine Months Ended
                                               December 31
                                            1995        1994
                                        ___________  ___________
Cash Flows From Operating Activities
   Net Loss                             $(24,341)     $ (38,774)
   Reconciliation of net loss
     to net cash provided by
     (used in) operating activities:
      Depreciation and amortization       14,877         17,651
      Consulting expense paid in stock     8,158            -0-
      (Increase) Decrease in:
         Accounts receivable             (21,596)       409,750
         Officer receivables                 461        (13,800)
         Federal Income tax receivables   24,161             -0-
         Inventory                          (646)        (1,866)
         Prepaid expenses                   (536)        (2,098)
         Receivable from InfoPlan          1,163        (88,026)
      Increase (Decrease) in:
         Accounts payable                (12,975)        (6,062)
         Accrued compensation                 -0-       (30,000)
         Payroll and sales tax payable      (755)          (897)
         Federal Income tax payable            0       (168,000)
         Unearned Revenue                 13,750             -0-
                                        __________   ___________
     Net Cash Provided by (Used in)
         Operating Activities              1,721         77,878

Cash Flows From Investing Activities
   Purchases of property and equipment        -0-        (1,841)
   Advances on note receivable                -0-       (16,563)
   Organizational costs                   (1,500)            -0-
                                       __________    ___________
     Net Cash Used in Investing           (1,500)       (18,404)

Cash Flows From Financing Activities
   Proceeds from issuance of stock            -0-         2,500
                                        __________   ___________
     Net Cash Provided by Financing
         Activities                           -0-         2,500
                                        __________   ___________
Net Increase in Cash and
  Cash Equivalents                           221         61,974
Cash and Cash Equivalents-
      Beginning of Period                106,999          7,080
                                        __________   ___________
Cash and Cash Equivalents-
      End of Period                     $107,220       $ 69,054
                                        ==========   ===========

                See notes to financial statements

MARKET DATA CORP.
NOTE TO FINANCIAL STATEMENTS
DECEMBER 31, 1995
(Unaudited)


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



Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.

Liquidity and Capital Resources

During the nine-month period ended December 31, 1995, the Company experienced a net increase in cash of $221. Of this amount $1,721 was provided from Operating Activities and $1,500 was used for Investing Activities. Operating Activities included an increase in accounts receivable of $21,596, and a decrease in accounts payable of $12,975. Also, 24,000 shares of stock were issued under Regulation S-8, as a payment of $8,158, for consulting expense. The Investing Activities were for the initial $1,500 contribution to begin Market Data Acquisition Corp., required for the proposed merger with RENET (see Item 5). The Company's current ratio decreased slightly from 8.0 at March 31, 1995 to 7.9 at December 31, 1995.

During the nine-month period ended December 31, 1994, the Company experienced a net increase in cash of $61,974. Of this amount, $77,878 was provided by Operating Activities and $2,500 was provided by Financing Activities, while $18,404 was used in Investing Activities. Operating Activities included the receipt of $400,000 from Data Broadcasting Corp. for the sale of license agreements and a federal income tax payment of $175,000. The Financing Activities were the result of the exercise of an employee stock option. The Investing Activities were for the purchase of equipment and advances on notes receivable.

During the nine-month period ended December 31, 1995, the Company experienced significant decreases in the sale of hardware and software products, while text service revenues remained relatively unchanged; however, costs and expenses also decreased. This contributed to the Company's positive cash flow of $221.

The capital expenditures for the current year are anticipated at approximately $15,000, higher than previous year. These expenditures will be for computer systems. Funding for these expenditures will be from current operations. For periods beyond one year, the Company anticipates that any required expenditures can be financed from current operations.

Results of Operations

During the three-months ended December 31, 1995 (the quarter), the Company generated revenues of $98,232, as compared to gross revenues of $130,883 for the same period of the previous year, a decrease of 25%. The following is an analysis of the sales by major product line with related changes from the same period of the previous year.




                   Dec 31,       Dec 31,          Net Change
                    1995          1994         Amount    Percent
                 __________    __________   __________  _________

Hardware Sales   $   1,716     $   4,794    $  (3,078)    (64)

Software Sales   $   4,440     $  36,690    $ (32,250)    (88)

Text Service     $  92,076     $  89,399    $   2,677       3

During the nine-months ended December 31, 1995, the Company generated revenues of $344,295, as compared to gross revenue of $497,972 for the same period of the previous year, a decrease of 31%. The following is an analysis of the sale by major product line with related changes from the same period of the previous year.

                   Dec 31,       Dec 31,          Net Change
                    1995          1994         Amount    Percent
                 __________    __________   __________  _________
Hardware Sales   $   7,748     $  17,876    $ (10,128)    (57)

Software Sales   $  45,659     $ 191,007    $(145,348)    (76)

Text Sales       $ 290,888     $ 289,089    $   1,799       1

The following is an analysis of the gross profit by major product line for the three-months ended December 31, 1995 (the quarter), with related changes from the same period of the previous year.

                   Dec 31,       Dec 31,          Net Change
                    1995          1994         Amount    Percent
                 ________      _________     __________  ________
Hardware Sales   $  1,516      $  2,964      $  (1,448)    (49)

Software Sales   $  2,487      $ (1,206)     $   3,693     306

Text Sales       $ 60,623      $ 60,588      $      35       0

The following is an analysis of the gross profit by major product line for the nine-months ended December 31, 1995, with related changes from the same period of the previous year.




                   Dec 31,       Dec 31,          Net Change
                    1995          1994         Amount    Percent
                 __________    __________   __________   ________
Hardware Sales   $   4,474     $  13,436    $  (8,962)    (67)

Software Sales   $   5,587     $ (10,267)   $  15,854     154

Text Sales       $ 209,450     $ 209,882    $   (432)       0

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

Software Sales and Gross Profits

Software sales for the nine-month period decreased 76%. However, gross profit increased 154%, due to the Company's efforts to hold fulfillment cost to a minimum. Due to a declining market and low profit margins for software products, management has decided not to publish a 1995-96 catalog. The Company will continue to sell software at a discounted price, but will hold advertising and other software expenditures to a minimum.

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




Both products have incurred a slight increase in sales and a decrease in gross profit for the nine month period, compared to the same period of the previous year. However, management is hopeful of an increase in the number of subscribers as evidenced by the increase in sales and gross profit, for the quarter, compared to the same quarter of the previous year.

The Company is presently conducting a subscriber satisfaction survey to over 2,500 current subscribers. Management will use the information obtained from this assessment to improve the text product and subscriber retention, which hopefully will lead to an increased subscriber base.

This division continues to contribute significantly to the overall gross profit of the Company. Management will continue to explore opportunities in the on-line services area.

Net Income

For the three months ended December 31, 1995 (quarter), the Company incurred a net loss of $23,438, compared to a net loss of $26,725, for the same period of the previous year. This improvement was primarily due to the increase in software gross profit of $3,693 for the period.

The Company had a net loss of $24,341 for the nine-month period ended December 31, 1995, versus a net loss of $38,774, for the same period of the previous year. This improvement is attributed to the $15,854 increase in software gross profit and the $28,069 decrease in general and administrative expenses. The Company also incurred $21,590 of expenses related to the merger with RENET.

                   PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

InfoPlan International, Inc.

InfoPlan International, Inc. failed to meet the terms of the repayment schedule previously agreed to on November 4, 1994. On June 16, 1995 demand was made for repayment, in full of all monies owed the Company by InfoPlan. On September 25, 1995 the Complaint was filed in Federal Court.

Michael J. Wing, President of InfoPlan, signed an Agreed Judgement for actual damages in the amount of $358,394.82, attorney fees in the amount of $9,442.13, pre-judgment interest in the amount of $6,598.39 and post-judgment interest at the rate allowed by law. The Agreed Judgment, entered on November 27, 1995, was final as of December 27, 1995. Mr. Wing was notified by legal counsel, Sheinfeld, Maley & Kay, Houston, Texas, on


January 10, 1996, that MDC was prepared to abstract judgment in each county where Mr. Wing or InfoPlan owns property, and to file a writ of execution and bill of sale.

On February 9, 1996, Mr. Steven C. Naremore, on behalf of MDC, and Mr. Michael J. Wing, on behalf of InfoPlan, signed a Covenant Not To Execute. On February 12, 1996, MDC received a payment from InfoPlan in the amount of $147,000.00. The balance of principal, $211,394.82, attorney fees, pre-judgment interest, and post-judgment interest will be paid in installments on May 31, 1996, July 31, 1996, and Sept. 30, 1996. If InfoPlan fails to meet any of the installments, the Agreed Judgment may be executed without notice.

Failure to collect these amounts could have a material adverse effect on the Company's financial position.

Market Data Corp. of New York

On July 17, 1995, the Company received a proposed Settlement Agreement from Market Data Corporation (MDC) of New York, who previously had contacted the Company regarding a potential "name" conflict. MDC of New York asserted that their use of the name preceded the Company's use by a matter of months and had requested the Company consider a name change. On October 27, 1995, the settlement agreement was accepted and signed by Steven
C. Naremore, President. The agreement provides the Company $27,500, in two installments of $13,750 each, to cover related expenses. On December 8, 1995, the first installment was received. To avoid legal action, by either party, the Company agreed to the name change that will be implemented with the RENET merger (see Item 5).

Item 2.   Changes in Securities
          None

Item 3.   Defaults on Senior Securities
          None

Item 4.   Submission of Matters to a Vote of Securities Holders
          None

Item 5.   Other Information

On October 31, 1995, the Company announced it had entered into a definitive merger agreement with Renet Financial Corporation
(RENET) of Orange, California. The transaction is a triangular merger whereby RENET will be merged into a wholly owned subsidiary of the Company, Market Data Acquisition Corp.

Before the merger can be completed, regulatory approval must be received from the Department of Corporations of the State of


California. A public hearing is scheduled to be held on February 15, 1996, at 11:00 a.m., before the Commissioner of Corporations in San Diego, California. Pending regulatory approval, RENET has scheduled a shareholders meeting for February 26, 1996. Upon shareholder approval, the merger may be completed.

If regulatory and shareholders approvals are obtained, and the merger is completed, RENET shareholders will own 66.25% of the Company, and the Company will own all the issued and outstanding shares of RENET. The management and board of directors of the Company will be increased to include officers and directors of RENET.

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



Item 6.   Exhibits and Reports on Form 8-K

          No reports were filed on Form 8-K for the three months ending December 31, 1995.

          Financial Data Schedule - Article 5 of Regulation S-X


                           SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned duly authorized persons.


                                   Market Data Corp.
                                   (Registrant)


            2/13/96                Steven C. Naremore
             Date                  (Signature)


            2/13/96                Janice S. Whalen
             Date                  (Signature)