Form 10-Q
period 1995-12-31
MARKET DATA CORP
filed 1996-05-16
CIK 833837

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549


                            FORM 10-Q

         QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
THE SECURITIES EXCHANGE ACT OF 1934


     Quarter:  March 31, 1996   Commission File Number:  33-22264-FQ

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

  X   Yes       No
_____     _____

     The number of shares outstanding of each of the issuer's classes of stock, as of March 31, 1996, are as follows:

Class of Securities                    Shares Outstanding
___________________                    __________________

Common Stock,
$.001 par value                        16,756,000



                              INDEX

                        MARKET DATA CORP.



PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

    Balance Sheets (Unaudited):
        As of March 31, 1996 and June 30, 1995                3

    Statements of Operations (Unaudited):
        For the Three Months and the Nine Months Ended
        March 31, 1996 and 1995                               5

    Statement of Cash Flows (Unaudited):
        For the Nine Months Ended March 31, 1996
        and 1995                                              7

    Notes to Financial Statements:
        As of March 31, 1996 (Unaudited)                      9

Item 2.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations  10

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                 15

Item 2.     Change in Securities                              17

Item 3.     Defaults Upon Senior Securities                   17

Item 4.     Submission of Matters to a Vote of Security
               Holders                                        17

Item 5.     Other Information                                 17

Item 6.     Exhibits and Reports on Form 8-K                  19

            Signatures                                        20










                        MARKET DATA CORP
                          BALANCE SHEET
                           (Unaudited)

                                      March 31,       June 30,
                                        1996            1995
                                    ___________      ___________
           ASSETS

Current Assets
    Cash and Cash equivalents       $  100,311       $  136,103
    Certificate of deposit             100,000          100,000
    Origination fees receivable              0           15,860
    Franchise fees receivable          356,643          379,493
    Other receivables and advances     117,818          113,121
    Mortgage loans held for sale     2,097,702        1,186,236
    Prepaid expenses                    55,600           39,231
    Inventory                            5,152            4,715
    Receivable from InfoPlan            42,569          190,732
                                    ___________      ___________

         Total current assets        2,875,795        2,165,491

Non-current assets
    Franchise fees receivable,
     less current maturities           581,279          581,279
    Note receivable from InfoPlan      168,826          168,826
    Officer receivable                  54,861           55,322
    Investment in equity securities     24,000           24,000
                                    ___________      ___________

         Total non-current assets      828,966          829,427

Office furniture and equipment, net    152,784          253,411

Goodwill, net                          100,799          109,781

Customer data base, net                      0            7,897

Other assets                             5,178            3,678
                                    ___________      ___________

         Total assets               $3,963,522       $3,369,685

                                    ===========      ===========



                See notes to financial statements

                                          March 31,    June 30,
                                            1996         1995
   LIABILITIES                         ___________   ___________
Current liabilities
    Mortgage warehouse
       Credit facility                 $2,097,702    $1,186,236
    Current maturities of
       capital lease obligations           10,088        61,564
    Current maturities and
       long-term debt                       2,260         8,761
    Accounts payable and
       accrued expenses                   741,914       550,267
    Notes payable to bank                 250,000       250,000
    Notes payable to individual                 0        22,000
    Unearned revenue                       13,750             0
                                       ___________   ___________
         Total current liabilities      3,115,714     2,078,828

Long-term liabilities
    Capital lease obligations, less
       current maturities                  31,825        37,646
    Long-term debt, less current
       maturities                          40,230        30,231
                                       ___________   ___________

         Total long-term liabilities       72,055        67,877
                                       ___________   ___________

         Total liabilities              3,187,769     2,146,705
                                       ___________   ___________
   STOCKHOLDERS' EQUITY

Common Stock; $.001 par value;
   50,000,000 shares authorized
   16,756,000 and 16,611,000 shares
   issued and outstanding at
   March 31, 1996 and June 30, 1995,
   respectively                            16,756        16,611

Additional paid in capital              1,575,466     1,517,751

Retained earnings                        (816,469)     (311,382)
                                       ___________   ___________

         Total stockholders' equity       775,753     1,222,980
                                       ___________   ___________
                                       $3,963,522    $3,369,685
                                       ===========   ===========

                See notes to financial statements

                        MARKET DATA CORP.
                    STATEMENTS OF OPERATIONS
                           (Unaudited)



                      Three Months Ended    Nine Months Ended
                           March 31              March 31
                       1996       1995       1996       1995
                  ___________ ___________ ___________ ___________
Revenues
 Text service     $   92,340  $   96,131  $  289,141  $  281,983
 Loan origination
   fees              488,580     671,800   1,740,947   2,656,669
 Gains on sales of
   mortgage loans    151,317     486,552     402,039   1,031,404
 Initial franchise
   Sales                   0     166,875      11,340     501,025
 Other fees & income  17,733      58,437     106,165     251,482
                  ___________ ___________ ___________ ___________
    Total revenue    749,970   1,479,795   2,549,632   4,722,563

Operating expenses
  Operating costs      3,854      51,300      40,314     154,933
  Franchise comm.     57,054     198,044     408,236     816,482
  Salaries & related
    benefits         378,208     425,706   1,044,253   1,398,253
  Loan officer comm. 253,487     502,719     681,867   1,385,194
  Marketing            6,598      29,356      33,042     111,233
  Other loan
    processing costs  25,883      54,975     146,197     229,895
  Merger expenses     31,613           0      62,654           0
  Other general &
    administrative   198,619     254,168     645,538     849,254
                  ___________ ___________ ___________ __________

    Total operating
      expenses       955,316   1,516,268   3,062,101   4,945,244
                  ___________ ___________ ___________ ___________

Operating (loss)    (205,346)    (36,473)   (512,469)   (222,681)

Other income (expenses)
  Interest income     48,924     11,853     157,293       44,196
  Interest expense   (58,250)   (17,594)   (157,142)     (32,651)
  Other                    0     24,653       6,964       38,557
                  ___________ ___________ ___________ ___________

    Total other       (9,326)    18,912       7,115       50,102
                  ___________ ___________ ___________ ___________

(Loss) before taxes (214,672)   (17,561)   (505,354)    (172,579)

Provision for
  income taxes
   (benefit)               0    (18,385)          0      (20,385)
                  ___________ ___________ ___________ ___________

Net income (loss)  $(214,672)  $    824   $(505,354)   $(152,194)

                  =========== =========== =========== ===========

Net income (loss)
  per Common
  Share            $   (.013)  $      0   $   (.030)   $   (.009)
                  =========== =========== =========== ===========

Weighted average
  Shares
  Outstanding     16,756,000  16,297,000  16,756,000  16,297,000
                  =========== =========== =========== ===========

                See notes to financial statements

                        MARKET DATA CORP.
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                            Nine Months Ended
                                                March 31
                                          1996          1995
                                       ___________  ___________
Cash Flows from Operating Activities
   Net income                          $(505,354)   $(152,179)
MDC net income for the quarter ended
   June 30                                   268          906
                                       ___________  ___________
     Adjusted net income                (505,086)    (151,273)

Adjustments to reconcile net
     income (loss) to net cash
     provided by (used in)
     operating activities:
       Depreciation and amortization     108,679      107,185
       Stock issued in lieu of
         compensation                     28,800            0
       Stock issued for interest           2,200            0
       Loss on disposition of fixed asset  9,647            0
       Changes in assets and liabilities
         (Increase) decrease in:
         Receivables                      10,314       41,539
         Receivable - InfoPlan           148,163      (89,366)
         Mortgage loans held for sale,
          net of advances                      0      (79,460)
        Prepaid expenses                 (16,369)       7,342
         Inventory                          (437)         (99)
         Other real estate owned               0       76,250
         Income tax refund claim          24,161       45,839
          Receivable                      (1,500)           0
         Other assets
       Increase (decrease) in:
         Accounts payable and
          accrued expenses               191,647      137,446
         Income tax payable                    0     (168,000)
         Unearned revenue                 13,750            0
                                       ___________  ___________
   Net cash provided by (used In)
      Operating activities                13,969      (72,597)
Cash Flows from Investing Activities
  Purchase of office furniture
   and equipment                            (820)     (15,255)
  Advance on note receivable - InfoPlan        0      (16,563)
  Deposits                                     0       11,198
                                       ___________  ___________

   Net cash used in investing activities    (820)     (20,620)

Cash Flows from Financing Activities
  Proceeds from notes payable to a bank        0      250,000
  Note payable to an individual                0        9,137
  Principle payments on capital lease
    obligations                          (57,297)     (61,738)
  Principle payment on debt              (18,502)           0
  Net proceeds from issuance of
    common stock                          26,858       23,900
  Net proceeds from issuance of
    preferred stock                            0        7,250
  Preferred stock redeemed                     0       (3,250)
  Cash dividends paid                          0      (19,256)
                                       ___________  __________

   Net cash provided by (used In)
     Financing activities                (48,941)     206,043
                                       ___________  ___________

  Net increase (decrease) in cash        (35,792)     112,826

  Cash and cash equivalents -
     Beginning of period                 136,103       47,530
                                       ___________  ___________

  Cash and cash equivalents -
     End of period                     $ 100,311    $ 160,356
                                       ===========  ===========

Schedule of Investing and
   Financing Activities:

Increase in mortgage loans
   held for sale                       $ 911,466    $1,812,380

Increase in mortgage
   warehouse credit facility            (911,466)   (1,732,920)
                                       -----------  -----------

Net Increase                           $       0    $   79,460
                                       ===========  ===========






                See notes to financial statements

MARKET DATA CORP.
NOTE TO FINANCIAL STATEMENTS
MARCH 31, 1996
(Unaudited)

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. Such results are not necessarily indicative of a full year's operation.

On March 1, 1996, Market Data Corp. acquired Renet Financial
Corporation. (See Part II, Item 5.) The combined balance sheets and statements of operations were derived from the historical balance sheets and statements of operations of Market Data Corp. and Renet Financial Corp. The balance sheet reflects the exchange of 11,167,000 shares of common stock of the Company for all the outstanding common and preferred shares of Renet.

The acquisition was accounted for as a pooling in accordance with generally accepted accounting principles. Accordingly, the results of operations of Renet from July 1, 1995, will be included in the Company's results of operations for the year ended June 30, 1996.

As a result of the acquisition of Renet, the Company changed their fiscal year end from March 31 to June 30 to coincide with Renet's fiscal year end. (See Part II, Item 6.) Such a change in the fiscal year end is subject to ratification by the shareholders of Market Data Corp. The Company has designated the period April 1, 1995 through June 30, 1995, to be its transition period for financial reporting purposes, as required by Section 12 of the Securities and Exchange Act of 1934. The Company plans to file a transition report on Form 10-Q for the transition period. Audited financial information for the transition period will be included in the Form 10-K that will be filed for the fiscal year ended June 30, 1996.

The following is a summary of the operations of Market Data Corp. for the three months ended June 30, 1995:

Revenue                              $118,307
Operating Expenses
   Operating Cost                    $ 48,745
   Other General
     and Administrative              $ 69,294
                                     __________

                                     $118,039
                                     __________
Net Income                           $    268
                                     ==========



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Liquidity and Capital Resources.

During the nine-month period ended March 31, 1996, the Company experienced a net decrease in cash of $35,792. Of this amount, $13,969 was provided from Operating Activities, while $820 was used for Investing Activities and $48,941 was used in Financing Activities. Operating Activities included a $148,163 collection on the accounts receivable from InfoPlan and a $191,647 increase in accounts payable. Financing Activities included $57,297 for principal payments of capital lease obligations of Renet. Investing Activities included $820 for the purchase of office equipment. The current ratio decreased form 1.04 at June 30, 1995 to .92 at March 31, 1996.

During the nine-month period ended March 31, 1995, the Company experienced an increase in cash of $112,826. Of this amount $72,597 was used in Operating Activities, $20,620 was used in Investing Activities, while $206,043 was provided by Investing Activities. Operating Activities included a decrease in accounts receivable of $41,539, and an increase in accounts receivable from InfoPlan of $89,366. Accounts payable also increased $137,446 and Income Tax Payable decreased $168,000. The Investing Activities included $15,255 for purchase of office equipment, an increase in the note receivable of InfoPlan of $16,563, and a decrease in deposits of $11,198. Financing Activities included loan proceeds received by Renet of $259,137 and payments made by Renet on capital lease obligations of $61,738.

During the nine months period ended March 31, 1996, there were significant decreases in all areas of revenue except for the text service which incurred a slight increase in revenue. Although costs and expenses also decreased, the Company still sustained a negative cash flow.

The Company has incurred significant legal and accounting fees for the acquisition of Renet. As of March 31, 1996, merger expenses totaled $62,654. These expenses will be funded from current operations.

The capital expenditures for the current year are anticipated at $15,000. These expenditures will include upgrading the computer systems for the Text Service. Funding for these expenditures will be from current operations. For periods beyond one year, the capital budget requirements will largely depend upon the availability of cash. The Renet division, may in the near future, require capital expenditures to purchase software and technology related to the mortgage banking industry.

Results of Operations

During the three-months ended March 31, 1996 (the quarter), the Company generated revenues of $749,970, as compared to gross revenues of $1,479,795 for the same period of the previous year, a decrease of 49%. The following is an analysis of revenue by major category with related changes from the same period of the previous year:

                     Mar 31,       Mar 31,          Net Change
                      1996          1995         Amount    Percent
                   __________    __________   __________  _________


Text Service       $  92,340     $  96,131    $  (3,791)    (3.9)

Loan Origination
  fees             $ 488,580     $ 671,800    $(183,220)    (27.3)

Gains on Sales of
  Mortgage Loans   $ 151,317     $ 486,552    $(335,235)    (68.9)

Initial Franchise
  Sales            $       0     $ 166,875    $(166,875)    (100.0)

Other Fees         $  17,733     $  58,437    $ (40,704)    (69.7)

During the nine-months ended March 31, 1996, the Company generated revenues of $2,549,632 as compared to gross revenue of $4,722,563 for the same period of the previous year, a decrease of 46%. The following is an analysis of revenue by major category with related changes from the same period of the previous year:

                     Mar 31,       Mar 31,          Net Change
                      1996          1995         Amount    Percent
                   __________    __________   __________  _________


Text Service       $  289,141    $  281,983   $    7,158       2.5

Loan Origination
  fees             $1,740,947    $2,656,669    $(915,722)    (34.5)

Gains on Sales of
  Mortgage Loans   $  402,039    $1,031,404    $(629,365)    (61.0)

Initial Franchise
  Sales            $   11,340     $ 501,025    $(489,685)    (97.7)

Other Fees         $  106,165     $ 251,482    $(145,317)    (57.8)


Market Data Corp. - Houston

Operating costs decreased 92% and 74% respectively for the quarter and nine months ended March 31, 1995, as compared to the same period of the previous year. This significant reduction was due to he Company no longer aggressively pursuing software sales. All advertising costs have been eliminated. Any income received from software sales is included in other fees and income. Other fees and income decreased 70% for the quarter and 58% for the nine months period, as compared to the same periods of the previous year, due to the drastic reduction in software sales. The Company also incurred significant one-time expenses related to the merger with Renet.

Text Service Division

In October, 1991, the Company started the development of a new division called Text Service. This service is a digest of today's leading investment advisors' market analysis. This digest is broadcast daily to customers of Data Broadcasting Corporation, Bonneville Market Information Company, Global Market Information,
Inc., and Data Transmission Network Corporation. This product of the Text Service division is called MarketLine.

On March 24, 1993, the Company signed an agreement with Prodigy Services Company to broadcast a product to Prodigy subscribers called the Wall Street Edge. Broadcasting of this product commenced in April, 1993. Also in June 1995, Wall Street by Fax, Inc. (WSBF) a New York City based provider of fax-on demand financial information, began advertising the Company's financial digest,under the name Wall Street Whispers.

The Text Service division had a gross profit of $64,575 for the three-months ended March 31, 1996 (the quarter), as compared to gross profit of $71,210, for the same period of the previous year, a decrease of 9%. For the nine-months ended March 31, 1996, the Text Service had a gross profit of $204,149 as compared to gross profit of $203,370, for the same period of the previous year, and increase of
 .4%.

Management is currently evaluating data received from a subscriber satisfaction survey. The information obtained from this assessment will be used to improve the text product and subscriber retention, which hopefully will lead to an increased subscriber base.

The Company has recently retained Alliance Internet Marketing of Nashville, Tennessee, to assist the Text Service division in the design and implementation of a web site. Typically, subscribers access the service via a third party vendor, such as Prodigy, and subscription revenue is shared. The web site will facilitate direct subscription to the Text Service's products through the Internet, allowing the Company to receive 100% of the subscription revenue.

This division continues to contribute significantly to the overall gross profit of the Company. Management will continue to explore opportunities in the on-line service area.


Renet Financial Division

Renet is a franchise based mortgage lending company which provides financial services in the State of California. Renet provides mortgage lending services as a broker/banker to franchisees and customers, which include originating, processing, and funding mortgage loans, that are subsequently sold to the secondary market. In 1995, Renet introduced two new financial services that provide funding and placement of equity based credit lines and Second Trust Deeds and which complement and enhance the growth of the financial services offered to the market.

Renet offers two levels of affiliation. The first level of affiliation offers licensed brokers the availability of funding only conventional or VA loans. The licensed broker operates independently. The broker pays Renet a royalty fee of 15% of the loan fees upon completion of each loan transaction. The second level of affiliation is the participation by the affiliate as an employee of Renet in the capacity as a Branch Manager who is allowed to fund conventional, VA and FHA loans. Corporate administration and all expenses related to the branch office are the responsibility of Renet. The Branch Manager receives the net proceeds of each completed loan transaction. Renet also receives royalty payments and origination fees for the funding and placement of mortgage loans. In the event Renet funds the loan directly from its funding division, it will also receive funding fees. These fees are categorized as a gain
(loss) on sales.

Renet is a qualified Title I and Title II Non-supervised Mortgagee ("Direct Endorsement Lender") under the regulations promulgated by the U.S. Department of Housing and Urban Development ("HUD"). This qualification enables Renet to originate, process, fund and broker applications for FHA insured and guaranteed mortgage loans. This approval does not extend to the Company's franchised offices. As a condition of that qualification, the Company is required to conform to certain HUD regulations and a net worth requirement of $250,000. Renet is also a qualified Veterans Administration ("VA") Automatic Lender and is approved under the VA Lender Appraisal Processing Program ("LAPP"). RENET also holds a Consumer Finance Lender ("CFL") license from the California Department of Corporations.

For the three months (the quarter), and the nine months ended
March 31, 1996, this division experienced significant decreases in operating revenue, as compared to the same periods of the previous year. Loan origination fees decreased 27% and 34%, respectively, for the quarter and nine month period. These decreases were due primarily to the 1 1/2% increase in mortgage interest rates which created a reduction in refinancing and equity loans.

There were also significant decreases in gains on sales of mortgage loans, 69% for the quarter and 61% for the nine month period. Interest rate increases also eliminate many marginal borrowers from qualifying for a home loan. This affects Renet's primary franchises (real estate offices) because they are unable to sell to the borrower and fund the loan through the Renet franchise.

There were no initial franchise sales for the quarter, and only
$11,340 for the nine month period. Renet suspended marketing new franchises because management felt it necessary to redirect any available capital to the current operations.

The Renet division also experienced decreases in operating expenses for the three month period (the quarter) and the nine month period ended March 31, 1996, as compared to the same periods of the previous year. Franchise commissions decreased 71% for the quarter and 50% for the nine months. Loan officer commissions also decreased 50% and 51% for the quarter and nine month period, respectively. Franchise and loan officer commissions are a direct result of the decrease in funding loans.

Marketing costs decreased 78% for the quarter and 70% for the nine months ended March 31, 1996, as compared to the same period of the previous year. As previously stated, marketing costs were reduced to redirect capital to the current operations.

Other loan processing costs decreased 53% and 36%, respectively, for the quarter and nine-months ended March 31, 1996, as compared to the same period of the previous year. These decreases can also be attributed to the reduction in loan activity, as well as the closing of branch operations.

The decrease in other general and administrative expenses are the result of cost reduction programs that have been implemented by the management of the Renet division, including the closing of branch offices. Management is continuing to stream-line operations, and is hopeful this will lead to a decrease in operating losses. Other general and administrative expenses also include the related expenses of the Houston office administration. These expenses have also declined due to management's efforts to reduce costs.

Salaries and related benefits decreased 11% and 25%, respectively, for the quarter and nine month period ended March 31, 1996. These decreases are a direct result of reductions in personnel. Management is currently examining personnel requirements to determine whether other cost cutting measures may be implemented. Also, effective May 1996, several officers voluntarily reduced their base salaries. This expense area will continue to be closely monitored for cost savings. Salaries and related benefits also include the expenses for the Houston office, which remained relatively unchanged.

Renet has a $7.0 million warehouse credit line, which is used solely for the funding of loans, and a $250,000 revolving credit line, which is used for working capital. The bank requires that $100,000 be held as collateral for the revolving credit line.

Renet's future operations will be dependent upon a variety of factors, including the maintenance of a warehouse line of credit.
The amount of credit available under the terms of this warehouse line of credit is based upon the ratio of a percentage of the Company's assets to net worth. It is used solely for the purpose of funding loans. In order to increase the warehouse credit line, it is necessary to increase assets. The Company anticipates that it may be required to secure additional capital to fund growth, if any. The financial stability of this division is also dependent upon the successful marketing of its financial services to wholesale brokers, the licensing of new franchises and retail loan operations, and the retirement of long-term debt obligations as a result of the restructuring of the division's operations.

In addition to these factors, the state of the economy, legislation, and regulatory requirements play a major role in the mortgage lending industry. These factors are dependent upon numerous elements beyond the control of the Renet; however, management must be ready to adapt to these changes as they occur.

Net Income

For the three-months ended March 31, 1996 (the quarter) the Company incurred a net loss of $214,672 as compared to net income of $824 for the same period of the previous year. This decrease is due primarily to the decline in Renet's revenues and the additional merger expenses incurred by the Company.

The Company incurred a net loss of $505,354 for the nine-months ended March 31, 1996, as compared to a net loss of $152,194 for the same period of the previous year. Again, this loss is attributed to the decline in operating revenues. Management is anticipating the operating expenses of the Renet division to decrease as cost reduction measures begin to take affect.


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

Market Data Corp. of New York

On July 17, 1995, the Company received a proposed Settlement Agreement from Market Data Corporation (MDC) of New York, who previously had contacted the Company regarding a potential "name" conflict. MDC of New York asserted that their use of the name preceded the Company's use by a matter of months and had requested the Company consider a name change. On October 27, 1995, the settlement agreement was accepted and signed by Steven C. Naremore, President. The agreement provides the Company $27,500, in two installments of $13,750 each, to cover related expenses. On December 8, 1995, the first installment was received. To avoid legal action, by either party, the Company has agreed to change its name to Renet Financial Services Corporation, pending shareholder approval.

Current Legal Matters Concerning Renet Financial Division

The following is a list of stipulated judgments incurred by the Renet division due to their downsizing and closing of branch offices:

1) WCB Thirteen Limited Partnership - For lease payments remaining on the Anaheim office. Judgment is for $36,000, to be paid in three payments beginning March 15, 1996. As of March 31, 1996, the balance due was $24,000.

2)  Mission Airport, Etc. - For lease payments remaining on the
Ontario office. Judgment is for $39,960, with payments of $2,220 beginning June 1995. As of March 31, 1996, the balance due was $17,760.

3) Western Security Mortgage - For commission dispute. Judgment is for $12,500, with payments of $750 beginning April 1, 1996.

4)  Federal Express Corp. - For courier service.  Judgment is for
$11,219.37, with payments of $1,000 per month beginning February
1996.  As of March 31, 1996, the balance due was $9,219.37.

The Renet division also has two unresolved lawsuits as of March 31, 1996. Reed Printing filed an action on January 8, 1996, in Municipal Court, State of California, for non-payment of printing services totalling $22,291.07. Renet has disputed the amount owed and will seek a settlement for a lesser amount. Morlin Management Corp. filed an action on January 6, 1996, in Municipal Court, State of California, in the amount of $27,589.95. This amount represents lease payments on the Pasadena office which was closed. Renet expects to settle this dispute for a lesser amount.


Item 2.   Changes in Securities
          None

Item 3.   Defaults on Senior Securities
          None

Item 4.   Submission of Matters to a Vote of Securities Holders
          None

Item 5.   Other Information

Market Data Corp, (MDC), Market Data Acquisition Corp. ("MDAC"), a California corporation and wholly-owned subsidiary of MDC, and Renet Financial Corporation, a California corporation, entered into a plan and Agreement of Merger (the "Plan") on October 2, 1995, to merge Renet with and into MDAC (the "Merger"), with Renet becoming the surviving corporation and wholly-owned subsidiary of MDC, and MDAC ceasing operations.

The Merger was completed on March 1, 1996, and in accordance with the
Plan: 1) each outstanding share of Renet common stock was converted in the right to receive 0.9403555 shares of MDC's common stock; 2) each outstanding share of Renet preferred stock was converted into the right to receive 5.642133 shares of MDC's common stock; 3) each option currently outstanding to purchase shares of Renet common stock was converted into the right to purchase .9403555 shares of MDC's common stock; and 4) Renet became a wholly owned subsidiary of MDC. The shareholders of RENET own 66.25% of the issued and outstanding share of MDC following the Merger.

The Companies

Renet is a franchisor of financial services to real estate brokerages, builders, developers, financial planners and tax preparers who want to provide access to conventional, government backed and home equity mortgage loans to their clients. Over 175 franchisees and 200 wholesale brokers utilized Renet's mortgage banking operations as a direct lender. Renet's access to approximately 100 additional lenders, and a consumer finance division, permits it to offer a broad range of products. Renet offers VA and FHA loans, and also has direct endorsement and automatic approval of Housing and Urban Development ("HUD") and Veterans Administration ("VA") loans. Renet is located in Orange, California.

MDC markets financial information systems, software and on-line subscriptions of financial data. The financial information systems are sold under a dealer arrangement with Data Broadcasting Corporation ("DBC"), formerly FNN Data Broadcasting. MDC has also secured dealer arrangements with several software companies to market financial information and software analysis. MDC also develops subscription-based daily financial text products that are marketed throughout the financial community, and publishes a daily financial information product known as "Wall Street Edge" for Prodigy Services Company. The subscription fees, which range from $20-$50 per month, are shared between MDC and the respective provider/carrier.

Source of Funds

No monetary consideration was exchanged in the merger. The merger was combination of a pooling of interests of both parties. MDC issued 11,167,255 shares of its common stock in exchange for each outstanding share of Renet common stock, which was converted into the right to receive 0.940355 shares of MDC's common stock, and each outstanding share of Renet's preferred stock was converted into the right to receive 5.642133 shares of MDC's common stock. Each option currently outstanding to purchase shares of Renet common stock was converted into the right to purchase shares of MDC's common stock, with an appropriate adjustment in the number of shares covered by, and the per share exercise price of each such option, for a total of 3,525,282 options being issued. Renet became a wholly-owned subsidiary of MDC. The shareholders of Renet own 66.25% of the issued and outstanding shares of MDC following the Merger.

The exchange ratio applicable to the merger was determined through extensive, armslength negotiations between the management of MDC and Renet, which originated in August 1994. The exchange ratio is based upon the respective parties' objective and subjective assessments of the relative value and prospects of Renet and MDC. In this regard, MDC considered, among other factors, the assets, liabilities, revenues, net revenues and relative market share of Renet, and the long and short-term value to the Company to be able to offer the wide range of financial services which are currently being offered by Renet to its customers. In the value assessment of MDC, Renet considered, among other factors, MDC's potential as a publicly held corporation, to provide greater access to the capital markets than that which had been available to Renet.

MDC engaged McFarland, Grossman & Company, Inc., a Houston based investment banking firm, to assist the Company in assessing Renet's value, and in the related negotiations between MDC and Renet. McFarland, Grossman & Company, Inc. did not prepare a fairness opinion, or any other written analysis or reports in connection with its services. Each board did, however, consider internally prepared analyses, both formal and informal.

On February 16, 1996, a fairness hearing was held by the Commissioner of Department of Corporations, State of California, to determine the fairness of the terms and conditions of the Merger. The Commissioner determined at this meeting that the transaction between MDC and Renet to be fair and equitable to the Renet shareholders.

Reasons for the Merger

In an effort to enhance shareholder value, the management of MDC commenced an evaluation of privately held companies in the pursuit of locating potential acquisition candidates. Through these efforts, Renet was identified as a merger candidate and MDC commenced negotiations for a business combination. The negotiations were terminated by mutual consent on January 18, 1995, and subsequently recommenced in June of 1995. The management of MDC believes that the Merger will provide an opportunity for the growth and development of MDC and significantly enhance its position in the marketplace, through the expansion of assets, revenue base, employees, and lines of business through the products and financial services that will be offered as a result of the Merger. The combined products and services offered include mortgage lending, insurance and financial publishing.

Item 6.   Exhibits and Reports on Form 8-K

A report was filed on Form 8-K on March 18, 1996, announcing that Market Data Corp. had acquired Renet Financial Corporation, effective March 1, 1996. This information was reported under Item 1, Changes in Control of Registrant and Item 2, Acquisitions or Disposition of Assets. It was also reported under Item 8, that the Company would be changing its fiscal year end from March 31 to June 30, as a result of the merger.

Financial Data Schedule - Article 5 of Regulation S-X

                             SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned duly authorized persons.


                                    Market Data Corp.

         5/15/96                    Steven C. Naremore
                                    (Signature)

         5/15/96                    Janice S. Whalen
                                    (Signature)