Form 10-Q/A
period 1996-03-31
MARKET DATA CORP
filed 1996-06-27
CIK 833837

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549


                             FORM 10-QA

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

Renet is a qualified Veterans Administration ("VA") Automatic Lender and is approved under the VA Lender Appraisal Processing Program
("LAPP"). RENET also holds a Consumer Finance Lender ("CFL") license from the California Department of Corporations.

Renet was a qualified Title I and Title II Non-supervised Mortgagee ("Direct Endorsement Lender") under the regulations promulgated by the U.S. Department of Housing and Urban Development ("HUD"). This qualification enabled Renet to originate, process, fund and broker applications for FHA insured and guaranteed mortgage loans. This approval did not extend to the Company's franchised offices.

As a condition of that qualification, the Company was required to conform to certain HUD regulations and a net worth requirement of $250,000. On March 25, 1996, Renet received from HUD, Notice of Violation and Notice of Intent to Request Civil Money Penalty dated March 20, 1996. The annual audit of Renet's FHA loans, conducted January 1996, found the following violations of HUD-FHA requirements:
1) failure to implement and maintain an adequate Quality Control Plan for the origination of HUD-FHA insured mortgages; 2) failure to comply with HUD report requirements under the Home Mortgage Disclosure Act for the year 1994; 3) failure to remit up front mortgage insurance premiums to HUD within 15 days from the date of loan closing and failure to remit late charges and interest penalties; 4) failure to submit loans to HUD for endorsement in a timely manner; 5) use of MIP funds to close HUD-FHA insured mortgages; 6) failure to report to HUD that Renet had suffered a loss of more than 20 percent of its net worth in 1994 and, 7) failure to document the sources of funds used to close insured mortgages.

On April 19, 1996, Renet responded to the Notice of Violation and Notice of Intent to Request Civil Money Penalty. On May 28, 1996, Renet received notice from HUD, dated May 23, 1996, that their authority to lend through HUD-FHA loan programs had been withdrawn for a period of three years due to violations of HUD regulations. In addition, HUD has proposed to seek $50,000 in civil penalties. Renet has thirty days in which to seek a hearing to review these findings, and will do so in an effort to have these penalties reduced.

For the fiscal year ending June 30, 1995, total loans originated under the FHA Title II program suspended by HUD was $5,179,710 and gross loan origination fees from the origination of such loans was $200,614 (5.3% of total gross loan origination fees). For the nine months ending March 31, 1996, total loans originated under the FHA Title II program suspended by HUD was $8,984,631 and gross loan origination fees from the origination of such loans was $279,756 (16.1% of total gross loan origination fees).

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


On March 25, 1996, Renet received from HUD, Notice of Violation and Notice of Intent to Request Civil Money Penalty dated March 20, 1996. The annual audit of Renet's FHA loans, conducted January 1996, found the following violations of HUD-FHA requirements: 1) failure to implement and maintain an adequate Quality Control Plan for the origination of HUD-FHA insured mortgages; 2) failure to comply with HUD report requirements under the Home Mortgage Disclosure Act for the year 1994; 3) failure to remit up front mortgage insurance premiums to HUD within 15 days from the date of loan closing and failure to remit late charges and interest penalties; 4) failure to submit loans to HUD for endorsement in a timely manner; 5) use of MIP funds to close HUD-FHA insured mortgages; 6) failure to report to HUD that Renet had suffered a loss of more than 20 percent of its net worth in 1994 and, 7) failure to document the sources of funds used to close insured mortgages.

On April 19, 1996, Renet responded to the Notice of Violation and Notice of Intent to Request Civil Money Penalty. On May 28, 1996, Renet received notice from HUD, dated May 23, 1996, that their authority to lend through HUD-FHA loan programs had been withdrawn for a period of three years due to violations of HUD regulations. In addition, HUD has proposed to seek $50,000 in civil penalties. Renet has thirty days in which to seek a hearing to review these findings, and will do so in an effort to have these penalties reduced.

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

Item 6.   Exhibits and Reports on Form 8-K

A report was filed on Form 8-K on March 18, 1996, announcing that Market Data Corp. had acquired Renet Financial Corporation, effective March 1, 1996. This information was reported under Item 1, Changes in Control of Registrant and Item 2, Acquisitions or Disposition of Assets. It was also reported under Item 8, that the Company would be changing its fiscal year end from March 31 to June 30, as a result of the merger. Financial statement requirements for the Form 8-K were filed June 13, 1996.

A report was filed on Form 8-K on June 7, 1996, announcing that Renet Financial Corp. was found to be in violation of several Department of Housing and Urban Development (HUD) requirements during a January 1996, annual audit performed by HUD (see Part II, Item 1., Legal Proceedings).

Financial Data Schedule - Article 5 of Regulation S-X


                             SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned duly authorized persons.


                                   Market Data Corp.
                                   (Registrant)

        6/17/96                    Steven C. Naremore
                                   (signature)

        6/17/96                    Janice S. Whalen
                                    (signature)






































Financial Data Schedule - Article 5 of Regulation S-X

                     Article 5 of Regulation S-X


Period -Type                      9 months
Fiscal Year End                                    Jun-30-1996

Period - End                                       Mar-31-1996
Cash                                               200,311
Securities                                               0
Receivables                                        474,461
Allowances                                               0
Inventory                                            5,152
Current - Assets                                 2,875,795
PP&E                                               575,714
Depreciation                                       422,930
Total - Assets                                   3,963,522
Current - Liabilities                            3,115,714
Bonds                                                    0
Common                                              16,756
Preferred - Mandatory                                    0
Preferred                                                0
Other - SE                                         758,997
Total Liability and Equity                       3,963,522
Sales                                            2,549,632
Total - Revenues                                 2,713,889
CGS                                              2,353,909
Total Costs                                      3,062,101
Other Expenses                                           0
Loss Provision                                           0
Interest Expense                                   157,142
Income Pretax                                     (505,354)
Income Tax                                               0
Income - Continuing                               (505,354)
Discontinued                                             0
Extraordinary                                            0
Changes                                                  0
Net Income                                        (505,354)
EPS Primary                                          (.030)
EPS Diluted                                          (.030)