Form 10-K
period 1996-06-30
MARKET DATA CORP
filed 1996-11-27
CIK 833837

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-K

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year                      Commission File
      June 30, 1996                          Number 33-22264-FW

                              MARKET DATA CORP.

            (Exact name of registrant as specified in its charter)

                 TEXAS                              76-0252235

     (State or other jurisdiction of         (I.R.S. Employer
     incorporation of organization)           Identification No.)

          14505 Torrey Chase Blvd., Suite 410, Houston, Texas  77014
                 (Address of principal executive offices)

                                (713) 586-8686
           (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act:  None
          Securities registered pursuant to Section 12(g) of the Act:
                                     None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   X    No
                        _____     _____

The aggregate market value of the 16,756,255 shares of common stock of the Registrant held by non-affiliates on June 30, 1996, was approximately $1,908,374

On June 15, 1996, 16,756,255 shares of common stock (the
Registrant's only class of voting stock) were outstanding.






                                    PART I


Item 1.  Business

MARKET DATA CORP. (MDC)

Software

During the fiscal year ending March 31, 1991, the sale of financial information and analysis software became a material product line for the Company. The Company withdrew from this market in 1996. This was due to software manufactures changing their method of distribution, reducing margins to dealers and making software sales of these products unprofitable.

Text Service

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

On March 24, 1993, the Company signed an agreement with Prodigy Services Company to broadcast a product to Prodigy subscribers called the Wall Street Edge. Broadcasting of this product commenced in April, 1993. Also in June 1993, Wall Street by Fax, Inc. (WSBF) a New York City based provider of fax-on demand financial information, began advertising the Company's financial digest, under the name Wall Street Whispers.

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

This division continues to contribute significantly to the overall gross profit of the Company. Management will continue to explore opportunities to grow in the on-line service area.

Licenses

The Company had a license distribution agreement with DBC in four cities in the United States. Under the agreement, the Company obtained a sub-carrier agreement with an FM radio station selected by mutual agreement of DBC and the Company. The license agreement was sold to DBC, March 31, 1994.

InfoPlan

On July 15, 1993, the Company entered into an option agreement to acquire 100% of Infoplan International, Inc. an Arizona corporation. Additionally, the Company loaned Infoplan $150,000 and agreed to make available $100,000 to finance their business activities.

Management opted to not exercise the option to acquire InfoPlan and, subsequently, the option expired on January 31, 1994.

The Company holds as collateral an assignment agreement where, in the event of default, the Company has all rights to foreclose on Infoplan's trademark and property software. As of fiscal year end, March 31, 1995, InfoPlan owed the Company $359,558. InfoPlan paid $147,000 in fiscal 1996 against this balance. InfoPlan and owner Michael Wing, still owes the Company $211,394 which is currently due and payable. Failure to collect this amount could have a material adverse effect on the Company's financial position.

Renet

On September 14, 1994, Market Data Corp. (MDC) announced it had signed a letter of intent to acquire Renet Financial Corp. (RENET) of Anaheim, California.

On January 19, 1995, MDC announced that it had terminated acquisition talks with Renet due to the inability of the parties to reach final terms. However, On June 30, 1995, MDC signed a letter of intent representing the willingness of the management of both companies to continue the merger talks. On March 31, 1996 the acquisition of Renet was completed. Renet is a wholly owned subsidiary of MDC.

Renet is a franchise based mortgage lending company which provides services in the State of California. Renet provides mortgage lending services as a broker/banker to franchisees and customers, which include originating, processing, and funding mortgage loans, that are subsequently sold to the secondary market. In 1995, Renet introduced two new financial services that provide funding and placement of equity based credit lines and Second Trust Deeds, which complement and enhance the growth of the financial services offered to the market.

Renet offers an affiliation to licensed brokers with the availability of funding only conventional or VA loans. The licensed broker operates independently. The broker pays Renet a royalty fee of 15% of the loan fees upon completion of each loan transaction. Renet also receives royalty payments and origination fees for the funding and placement of mortgage loans. In the event Renet funds the loan directly from its funding division, it will also receive funding fees. These fees are categorized as a gain
(loss) on sales.

Renet is a qualified Title I Non-supervised Mortgagee ("Direct Endorsement Lender") under the regulations promulgated by the U.S. Department of Housing and Urban Development ("HUD"). This qualification enables Renet to originate, process, fund, and broker applications for FHA Title I loans. This approval does not extend to the Company's franchised office. As a condition of that qualification, the Company is required to conform to certain HUD regulations and a net worth requirement of $250,000. Renet is also a qualified Veterans Administration ("VA") Automatic Lender and is approved under the VA Lender Appraisal Processing Program ("LAPP"). Renet also holds a Consumer Finance Lender ("CFL") license from the California Department of Corporations.

Renet's $3.0 million warehouse credit line, was terminated in May
1996. This significantly restricted its ability to direct fund loans.

Renet's future operations will be dependent upon a variety of factors, including the maintenance of the warehouse line of credit. It is used solely for the purpose of funding loans. In order to increase the warehouse credit line, it is necessary to increase assets. The Company anticipates that it may be required to secure additional capital to fund growth, if any. The financial stability of this division is also dependent upon the successful marketing of its financial services to wholesale brokers, the licensing of new franchisees and retail loan operations, and the retirement of long-term debt obligations as a result of the restructuring of the division's operations.

In addition to these factors, the state of the economy, legislation, and regulatory requirements, play a major role in the mortgage lending industry. These factors are dependent upon numerous elements beyond the control of Renet; however, management must be ready to adapt to these changes as they occur.

Item 2.  Properties

The Company (MDC) presently leases approximately 2,660 square feet of commercial space in Houston, Texas consisting of offices and storage facilities. The current lease expires during November, 1997.

The subsidiary (RENET) leases approximately 5,000 square feet of commercial space in Orange, California, consisting of office space and storage facilities, current lease expires September 1997.


Item 3.  Legal Proceedings

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

On February 9, 1996, Mr. Steven C. Naremore, on behalf of MDC, and Mr. Michael J. Wing, on behalf of InfoPlan, signed a Covenant Not To Execute. On February 12, 1996, MDC received a payment from InfoPlan in the amount of $147,000.00. The balance of principal, $211,394.82, attorney fees, pre-judgment interest, and post-judgment interest will be paid in installments on May 31, 1996, July 31, 1996, and Sept. 30, 1996. InfoPlan failed to meet the installments and, the Agreed Judgment may be executed without notice.

Market Data Corp. of New York

On July 17, 1995, the Company received a proposed Settlement Agreement from Market Data Corporation (MDC) of New York, who previously had contacted the Company regarding a potential "name" conflict. MDC of New York asserted that their use of the name preceded the Company's use by a matter of months and had requested the Company consider a name change. On October 27, 1995, the settlement agreement was accepted and signed by Steven C. Naremore, President. The agreement provides the Company $27,500, in two installments of $13,750 each, to cover related expenses. On December 8, 1995, the first installment was received. To avoid legal action, by either party, the Company has agreed to change its name, pending shareholder approval.

Current Legal Matters Concerning Renet Financial Division

The following is a list of stipulated judgments incurred by the Renet division due to their downsizing and closing of branch offices:

1) WCB Thirteen Limited Partnership - For lease payments remaining on the Anaheim office. Judgment is for $36,000, to be paid in three payments beginning March 15, 1996. As of May 30, 1996, the balance due was $0.

2)  Mission Airport, Inc. - For lease payments remaining on the
Ontario office. Judgment is for $39,960, with payments of $2,220 beginning June 1995. As of June 30, 1996, the balance due was 18,000.

3) Western Security Mortgage - For commission dispute. Judgment is for $12,500, with payments of $750 beginning April 1, 1996.

4)  Federal Express Corp. - For courier service.  Judgment is for
$11,219.37, with payments of $1,000 per month beginning February
1996.  As of June 30, 1996, the balance due was $8,400.

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

On April 19, 1996, Renet responded to the Notice of Violation and Notice of Intent to Request Civil Money Penalty. On May 28, 1996, Renet received notice from HUD, dated May 23, 1996, that their authority to lend through HUD-FHA loan programs had been withdrawn for a period of three years due to violations of HUD regulations. In addition, HUD has proposed to seek $50,000 in civil penalties. Renet has thirty days in which to seek a hearing to review these findings, and will do so in an effort to have these penalties reduced. HUD has agreed to wait for the annual financial statements before setting a hearing date, but it is unlikely that the penalties will be reduced.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fiscal year ended June 30, 1996.




Item 5.  Other Information

The Board of Directors met on November 19, 1996 and determined that it was in the best interest of the company not to continue the operation of Renet Financial Corporation. The Board elected to distribute Market Data's ownership in Renet Financial to its shareholder's of record as of November 19, 1996, on a prorata basis. It is anticipated that this transaction will be completed within the next 10 days. The distribution of RENET has no negative impact on the Company.

The Board also stated that it recognizes the need for two additional outside directors and has agreed to begin a search for same. The Board's objective is to have this accomplished by the first quarter (calendar) of 1997.

Effective November 18, 1996, Michael F. Pope and Philip C. LaPuma resigned as officers and directors of Renet Financial Corporation. Also Carlos Silva resigned as an officer of Renet Financial
Corporation.

Market Data Corporation (MDC) having advanced certain funds to Renet Financial Corporation (RENET), held a note from RENET in the amount of $196,000 secured by an assignment of intellectual property rights which included all trademarks, service marks, all trade secrets, franchise rights and territories, all licenses, franchise systems and agreements, the right to recover for past, present, and future infringement on the foregoing and all rights corresponding thereto throughout the world, and all proceeds of infringement suits. On November 18, 1996, MDC foreclosed on its note secured by RENET's intellectual property rights.

On November 5, 1996, the Company formed a new wholly owned subsidiary named, Renet Services, California (RSC), Michael Pope, and Vicki Pope are officers and directors of this new subsidiary.
On November 18, 1996, MDC placed therein the foreclosed intellectual property rights described above in exchange for a secured note for $196,000.


                                    PART II

Item 5.  Market for the Company's Common Stock and Related
Stockholder Matters.

The common stock of the Company commenced trading in the over-the-counter market on November 19, 1988. The following table sets forth, for the periods indicated through the fiscal year ended June 30, 1996, the range of high and low bid quotations for the Company's common stock as reported by a market-maker in the Companies securities.

The quotations which appear below reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Quarter Ended                  High Bid       Low Bid
____________________           _________      _________
June 30, 1993                  $  1.75        $  .75

September 30, 1993             $  1.50        $  .875

December 31, 1993              $  1.00        $  .875

March 31, 1994                 $  1.00        $  .875

June 30, 1994                  $   .875       $  .75

September 30, 1994             $  1.25        $  .625

December 31, 1994              $   .875       $  .625

March 31, 1995                 $   .75        $  .375

June 30, 1995                  $   .625       $  .375

September 30, 1995             $   .50        $  .375

December 31, 1995              $   .375       $  .25

March 31, 1996                 $   .62        $  .25

June 30, 1996                  $   .50        $  .25

The Company has not paid any dividends on its common stock and the Board of Directors of the Company presently intends to pursue a policy of retaining earnings, if any, for use in the Company's operations and to finance expansion of its business. The declaration and payment of dividends in the future, of which there can be no assurance, will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial conditions, capital requirements, and other factors.

As of June 30, 1996, the company had approximately 153 shareholders of record, which does not include shareholders whose shares are held in street or nominee names.

Item 6.  Selected Financial Data

The following summarizes certain selected financial data, which should be read in conjunction with the Company's financial statements and related notes and with Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. The selected financial information set forth below has been derived from the Company's audited financial statements included in this report, and should be read in conjunction with the financial statements and related notes.


                                     Market Data Only
               Year Ended           Year Ended March 31,                    Year Ended
                 June 30,                                                     June 30,
               ___________ _______________________________________________ _____________
                  1996       1995         1994        1993        1992          1996
                                                                            Consolidated
               ___________ ___________ ___________ ___________ ___________ _____________
 Operation Data
 Revenue       $  430,002  $  635,015  $  973,949  $1,018,815  $1,143,994  $ 3,327,113
 Net Income
  (loss)       $  (90,330) $  (36,162) $  343,758  $  (17,394) $   69,821  $(1,498,327)
 Net Income
  (loss)
  per share    $    (.005) $    (.007) $     .063  $    (.003) $     .014  $     (.089)
 Weighted
  average
  number of
  shares       16,756,255   5,562,917   5,458,333   5,120,000   5,120,000   16,756,255


                                      Market Data Only
               Year Ended            Year Ended March 31,                     Year Ended
                June 30,                                                        June 30,
               ___________ _______________________________________________ _______________
                   1996      1995        1994        1993        1992           1996
                                                                            Consolidated
               ___________ ___________ ___________ ___________ ___________ _______________

Balance Sheet Data
 Current
  Assets       $  141,363  $  367,881  $  590,614  $   95,973  $  133,448  $2,806,342
 Total
  Assets       $  504,097  $  644,481  $  858,001  $  260,310) $  264,615  $3,388,102
 Current
  Liabilities  $   23,602  $   46,082  $  225,940  $   40,507  $   27,418  $3,705,628
 Shareholders'
  Equity       $  516,495  $  598,399  $  632,061  $  219,803  $  237,197  $ (755,547)
 Per Share
  Equity       $     .031  $     .106  $     .116  $     .040  $     .046  $    (.045)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

During the year ended June 30, 1996, the Company sustained decreases in cash of $49,654. Of this amount, a decrease of $49,654 was from Operating Activities.

The Operating Activities included an increase in Accounts Receivable of $(5,189). Operating Activities included a decrease in Federal Income Tax receivable of $24,161 and a decrease in the Receivable from Infoplan of $146,830. There was an increase in Notes Receivable from the subsidiary of $196,000.

The capital expenditures for the next year are anticipated at approximately $10,000. These expenditures will be for computer systems and new copiers. Funding for these expenditures will be from current operations. For periods beyond one year, the Company anticipates that any required expenditures can be financed from current operations. The nature of these expenditures would be for additional computer systems and office equipment.

In 1993, the Company held an equity position in the company, DataSport, Inc. (DSI), at a stated cost of $36,000. This company markets a sports information system in the same form as the QuoTrek. Market Data was one of the marketing companies in addition to being a stockholder. During 1994, DBC acquired all the shares of DSI. In exchange for its 150 shares of DSI, the Company received a warrant to purchase 9,167 shares of DBC common stock at $4.61 per share. This warrant expires December 31, 1998. At March 31, 1994, the Company recognized a $12,000 loss on the Data Sport, Inc. investment. The Company recognized no loss on the investment for the year ending June 30, 1996.

Results of Operations

Years Ended June 30, 1996 and 1995

Market Data Corp - Houston

The revenue for the fiscal year ended June 30, 1995, was $430,002 versus $631,224 for the previous year, a decrease of 31.9%.

Hardware Sales

The Company continued to have a decrease in the hardware sales and gross profit. This decrease is primarily due to the change in marketing strategy of Data Broadcasting Corp., the Company's main supplier of hardware. The Company now receives a commission for the sale of a QuoTrek and a Signal. DBC has ceased using dealers to ship merchandise, but have continued the sales through the payment of bonuses only. The Company has discontinued the sale of hardware in 1996.

Software Sales

Software sales for the current year were discontinued, except for the close out of remaining software inventory.

License fees

At March 31, 1994, the Company sold its license agreemetns to DBC for an initial payment of $400,000, plus a participation in the revenue, in the markets, through March 31, 1999, not to exceed $400,000. At March 31, 1994, the Company recognized a gain of $378,000 on this transaction. The Company no longer receives monthly license fees.

Text Service

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

On March 24, 1993, the Company signed an agreement with Prodigy
Services Company to broadcast a Text Service to Prodigy subscribers called Wall Street Edge. Broadcasting of this product commenced in April 1993.

The text products incurred a stagnant growth pattern over the past year, as evidenced by a 23% decrease in revenue. However, this division continues to contribute significantly to the overall gross profit of the Company.

As of June 1, 1995, Prodigy began a more aggressive advertising/marketing campaign for the Wall Street Edge. Also in June, 1995 Wall Street by Fax, Inc. (WSBF) a New York City based provider of fax-on-demand financial information, began advertising the Company's financial digest, under the name Wall Street Whispers.

The Company's on-line publishing activities have contributed significantly to net income during the past year. This trend is expected to continue as Management explores additional opportunities in this area on the Internet.

Net Income

The Company had a net loss for the year ending June 30, 1996 of ($90,330) versus a profit of $36,162 for the year ending March 31, 1995 and $268 profit for the quarter ending June 30, 1995. The decrease was attributed to the loss of software sales and a decrease in Prodigy subscribers. The general and administrative expenses increased to $375,872 (74% of income) for the year ending June 30, 1996 versus $69,294 (58% of income) in the quarter ending June 30, 1995. This increase was due to legal and accounting expenses incurred for the acquisition of Renet Financial Corporation.


RENET DIVISION

The following discussion should be read in conjunction with the attached audited subsidiary financial statements for the year , ending June 30, 1996.

Total revenues for Renet Financial Corporation decreased to $2,875,115 from $5,537,867 in June 30, 1995, a decrease of 48%. This was due to the changing of the loan market away from the refinance market to a weak real estate market in California. The change was brought about with increases in interest rates and a weak California economy. In addition, a major factor in reduction in revenues was the loss of HUD approvals and the subsequent loss of the warehouse lending line of credit.

Operating expenses decreased to $4,305,108 for the year ending June 30, 1996, compared to $5,579,580 for the year ending June 30, 1995, a decrease of 22.8%. The Company downsized during this period by closing branch offices. Commissions paid decreased 49%. Salaries decreased 24.9%. The employee costs did not come down as rapidly as other expenses, because of the cost of termination including accrued vacation pay and other benefits.

A net loss resulted for the year of $(1,950,325) as compared to a net loss of $(39,718) for the prior year ending June 30, 1995. The loss was due to the drop in revenues and the cost of office closings during the period. In discussion with the auditors and in response to prior S.E.C. review the reserve for franchise fees receivable was increased to reflect the mortgage market downturn and subsequent franchisee inactivity. Reserved for buy back of loans was significantly decreased to ($450,000) due to withdrawal of HUD Title II approval and its insuring activities.

During the year the company continued to experience losses. On May 28, 1996, Renet received a Notice of Withdrawal of HUD Title II lender approval for a period of three years. The main reason for the withdrawal was the failure to pay and the late payment of UFMIP funds. In addition, the letter stated that HUD intends to assess $50,000 in civil penalties for these violations of HUD regulations. The hearing date has not been set as of yet, but the penalties will most likely be enforced. The Company had 30 days in which to request a hearing in regards to HUD's action, and did so.

Upon Renet's announcement of HUD's action, Renet's warehouse lender, Imperial Credit Industries (ICI) canceled Renet's warehouse line of credit and requested that all loans held for sale be promptly sold off. In addition, Imperial Credit Industries verbally notified Renet that it would not forward any proceeds of the sales of its loans until all the loans were sold. To date all loans have been sold. Because of Imperial Credit Industries restricting the cash flow out of the warehouse line, several small collection demands and suits have been commenced against Renet for $3,000 to $20,000. ICI retained fees including attorney fees on the excuse that Renet caused ICI to incur these fee to close the warehouse credit line.

Management's action to counter these was to close all remaining branch offices and reduce staffing and consolidate operations to the main office in Orange, California. In addition, the funding division was closed. The funding division required significant working capital and recently generated operating losses. Renet remains a broker of loans and is table funding some loans with its lenders. These actions should move us toward operating profits by the end of this quarter.

On July 26, 1996, the California Department of Real Estate completed an audit (as a result of the HUD action) and made specific findings which management believes may lead to a "Cease and Desist" order based on unpaid MIP's. The audit found $197,077.41 unpaid as of June 30, 1996, based on Renet's accounting. On July 27, 1996, Management presented the auditors with a letter of corrective actions. This included that some of the amounts had already been subsequently paid and that all of the remaining amounts were paid by August 15, 1996, by agreement with Homeside Lending and other lenders will advance the funds on Renet's behalf. Each of the lenders has submitted demands to Renet for the repayment of the amounts advanced as follows:

Countrywide Funding on July 26, 1996, sent a letter to Renet demanding payment of $30,707 plus late fees of $1,381.85 for MIP advances. In addition Countrywide demanded repurchase of loans totaling $600,000 on November 7, 1996, under the repurchase agreement.

First Nationwide Mortgage has demanded $67,424 which is the remaining balance on funds advanced for MIP's.

Homeside Mortgage is advancing the balance plus late charges and fees ($140,000 estimated), and had made its demand.

First Nationwide, on July 19, 1996, demanded repurchase by Renet of loans totaling $336,456. The reason is that these loans had late payment of MIP's and FHA will not issue insurance unless the borrower's payments are on time. If there is a late payment, FHA requires a period of six months with no late payments to insure the loan. Renet has asked First Nationwide for the payment history and status of each loan to determine if and when they may be insured to determine if they may be resold to another lender.


Consolidated Statements:

                                                       Net Change
                                                 _______________________
                                 6/30/96     6/30/95       Change      % Change
                              ____________ ____________ ____________ ____________
Revenue
  Product and Software Sales  $   413,324  $  538,482   $  (125,158)    (23)

  Loan Origination fees       $ 1,985,286  $3,778,795   $(1,793,509)    (47)
  Gain on Sale of Mortgages   $   587,601  $1,065,435   $  (477,834)    (45)
  Initial Franchise Sale      $   207,262  $  538,470   $  (331,208)    (62)

  Other Fees and Income       $   131,644  $  155,167   $   (23,523)    (15)
                             ____________ ____________  _____________ ____________

Total                         $ 3,305,117  $6,078,344   $ 2,773,227     (46)
                             ____________ ____________ _____________ ____________
  Text Operating Costs            144,480     206,831       (62,371)    (30)
  Text G&A                        375,872     331,651        44,221      13
  Franchise commissions           463,194   1,087,420      (624,226)    (57)
  Salaries & Benefits         $ 1,112,699  $1,461,740      (349,041)    (24)
 Loan Officer Commissions         942,951   1,845,100      (902,149)    (49)
 Marketing                         35,737     122,234       (86,497)    (71)
 Loan Processing Costs            234,143     322,588       (88,445)    (27)
 Other G&A                      1,958,133   1,105,723       852,410      77
 Other Expense                    454,455     (33,574)      488,029   (1454)
                              ____________ ____________  _____________ ____________

Total Expenses                $ 4,891,317  $6,118,062   $(1,226,745)    (20)
                              ____________ ____________  _____________ ____________

Net Income (Loss)             $(1,586,200) $  (39,718)  $ 1,546,482   (38.9)
                              ============ ============ ============= ==============

Item 8.  Financial Statements and Supplementary Data

The response to this item is being submitted as a separate Section of this report.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

The Company announced that its Houston based accountants, Weinstein Spira & Company, P.C., Certified Public Accountants, 2200 Five Greenway Plaza, Houston, Texas 77048, declined to stand for re-election. The reason was the change in the core business of the company with the acquisition of Renet Financial Corporation.

At issue was the time to complete the audit with travel to California, and the requirements for the auditing of mortgages. As such, a new accounting firm with mortgage experience was sought by the Board of Directors. The board hired Michael B. Johnson & Co., P.C. 9175 East Kenyon Ave. Suite 100, Denver, CO 80237. The Board of Directors has authorized the former auditors to discuss all matters with the Company's new auditors without limitation.


                                     Part III

Item 10.  Directors and Executive Officers of Registrant

The present directors and executive officers of the Company, their ages, positions held in the Company and duration of service are as follows:

Name                Age   Position               Since
__________________  ____  ________________       _____________
Michael F. Pope      47    Director              March 1996
                           President             August 1996
Philip C. LaPuma     57    Director              March 1996
                           Secretary             August 1996
                           Treasurer             August 1996
Steven C. Naremore   40    President             March 1988
                           Director              March 1988
                                                 Resigned August 1996
Janice S. Whalen     48    Secretary             June 1994
                           Treasurer             June 1994
                           Director              June 1994
                                                 Resigned August 1996

Business Experience

The following is a brief account of the business experience during at least the past five years of each director and executive officer, including the principal occupation and employment during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Michael F. Pope, age 47, has been a Director of the Company since March 1996, and President since August 1996. Mr. Pope was one of the founders of Renet Financial Corporation in 1988. He has a Bachelor of Arts degree in Economics from California State - Long Beach.

Philip C. LaPuma, age 57, has been Director of the Company since March 1996 and Secretary / Treasure since August 1996. Mr LaPuma holds a Bachelors of Science degree in Engineering from Stanford University and an MBA in General Management from University of Southern California.
He was a founder of Renet Financial Corporation in 1988.

Steven C. Naremore, age 38, has been president, chief executive officer and a director of the Company since its inception in March 1988. In May 1989, Mr. Naremore became vice president of D.E. Wine Investments, Inc. and resigned effective September 1994. On August 7, 1996, Mr. Naremore resigned as a Director and as an officer of Market Data Corp. in a disagreement with the board over the disclosure and consequences of the HUD approval withdrawal within the Renet Financial Corporation.

Janice S. Whalen, age 46, has been a director, secretary and treasurer of the Company since June 1994, following the death of her husband and director of the Company, W.E. Whalen. Ms. Whalen holds a BBA in Accounting and an MBA from University of Texas at Tyler. She is also a Certified Public Accountant in the state of Texas. Ms. Whalen has worked in various private industries as well as taught college level accounting. Ms. Whalen has worked for the company since June 1991.
On August 7, 1996, Ms. Whalen resigned as a Director and as an officer of Market Data Corp. in a disagreement with the board over the disclosure and consequences of the HUD approval withdrawal within the Renet Financial Corporation.


Item 11.  Executive Compensation

The following table sets forth the summary compensation for all officers for services during the three fiscal years ended March 31, and for the three month period ended June 30, 1995.

                                                          Long Term
                                   Annual Compensation  Compensation
                                    ________________   _____________
Name & Principal Position  Period   Salary   Bonus       Options (#)
_________________________  _______  _______  _______   _____________
Michael F. Pope            6/30/96  $48,000  $     0       535,875
Director and President

Philip C. LaPuma           6/30/96  $48,000  $     0       535,875
Secretary and Treasurer

Steven C. Naremore         6/30/96  $23,700  $     0
President                  6/30/95  $12,500  $
                           3/31/95  $50,000  $ 2,500
                           3/31/94  $50,000  $15,000
                           3/31/93  $50,000  $ 2,083       150,000

W.E. Whalen,               3/31/95  $ 8,333  $     0
Vice President             3/31/94  $50,000  $15,000
                           3/31/93  $50,000  $ 2,083

Janice S. Whalen,          6/30/96  $29,100  $     0
Secretary/Treasurer        6/30/95  $12,480  $     0
                           3/31/95  $44,000  $ 1,500       150,000

           Aggregated Option Exercises and Fiscal Year End Option Values

              Number of Unexercised          Value of Unexercised In-
              Options at Fiscal Year             The-Money Options at
                    End              Exercise or   Fiscal Year End
Name             Exercisable (#)      Base Price      Exercisable
________________ ______________    ____________ _____________________
S.C. Naremore     150,000                $ .50          $   0
Janice S. Whalen  100,000                $ .50          $   0
Michael F. Pope   535,875                $ .43          $   0
Philip C. LaPuma  535,875                $ .43          $   0

The Company does not have any long-term incentive plans nor pension plans.

Duncan E. Wine, the Company's outside director, until November 1994, did not receive any cash compensation. During the fiscal year, ended March 31, 1994, Wine exercised an option to purchase 300,000 shares of stock at $.005 per share. The market price of the stock at the date of grant was $.05 per share.

The Company's Board of Directors served as the Compensation Committee during the last fiscal year. There are not any interlocking board arrangements among the directors.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

As of June 30, 1996, four officers and directors were known to own or control beneficially more than five percent of the Company's outstanding voting stock. The table below sets forth the total number of shares of the Company's outstanding voting stock owned by individuals, organizations, and officers of the Company and of all officers and directors as a group.

Title of class    Name and Address of   Number of Shares Owned      Percent
                  Beneficial Owner      Beneficially and of Record  of class
---------------   --------------------- -------------------------- ---------
Common Stock      Steven C. Naremore      1,502,800                    9%
                  3910 FM 1960 West
                  Suite 130
                  Houston, TX  77068

Common Stock      Janice S. Whalen          500,000                    3%
                  2016 Main St.
                  Suite 2202
                  Houston, TX  77002

Common Stock      Michael L. Pope         3,180,150                   19%
                  1182 N. Tustin Ave.
                  Orange, CA  92867

Common Stock      Philip C. LaPuma        2,628,430                   16%
                  1182 N. Tustin Ave.
                  Orange, CA  92867
                                          7,811,380                   47%


Item 13.  Certain Relationships and Related Transactions

There were no transactions, or series of transactions, for the fiscal year ended June 30, 1996, nor are there any current proposed transactions, or series of the same, to which the Company is a party, in which the amount exceeds $60,000 and in which, to the knowledge of the Company, any director, executive officers, nominee, five percent shareholders or any member of the immediate family of the foregoing person, have or will have a direct or indirect material interest.


                                      ITEM IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form
8-K
(a) (1) and (a) (2)

The financial statements and schedules are filed as part of this report.

(a) (3)

None

(b), (c), and (d)

On August 9, 1996 an 8-K was filed listing the preliminary financials for Renet Financial Corporation. That report has been replaced by the audited financials in this report.

A Financial Data Schedule will be filed as an Exhibit to this report for the year ended June 30, 1996.













                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             MARKET DATA CORPORATION
                             (Registrant)

11/26/96                     Michael F. Pope
Date                         (Signature)

11/26/96                     Philip C. LaPuma
Date                         (Signature)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons, which include the principal executive officer, principal financial officer and a majority of the Board of Directors, on behalf of the Registrant in capacities and on the dates indicated.

    Signature               Title                        Date


   Michael F. Pope          Director                     11/26/96
   (Signature)             (Principal Executive Officer)  Date

   Philip C. LaPuma         Director                     11/26/96
   (Signature)             (Principal Financial Officer)  Date






















                                     ITEM 14.

          INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)    Financial Statements
           Market Data Corp. (parent company only)

                Balance Sheets at June 30, 1996

                Statement of Operations dated June 30, 1996

                Statement of Stock Holders Equity dated June 30, 1996

                Statement of Cash Flows dated June 30, 1996

                Notes to Financial Statements

           Financial Statements
           Renet Financial Corporation

                Balance Sheets at June 30, 1996

                Statement of Income and Retained Earnings (deficit)
                    dated June 30, 1996

                Statement of Cash flows for year end June 30, 1996

                Notes to financial statements

           Financial Statements
           Consolidated

                Independent Auditors' Report

                Balance Sheet for year ended June 30, 1996

                Statement of Operations for year ended June 30, 1996

                Statement of Cash Flows for year ended June 30, 1996

                Statement of Stockholders' Equity for the year ended
                   June 30, 1996

                Notes to financial statements


(a) (2)  Financial Statement Schedules

                A Financial Data Schedule, Article 5 of Regulation S-X
                   will follow this report as an exhibit.




































                              MARKET DATA CORPORATION

                    FINANCIAL STATEMENTS (Parent Company Only)

                         FOR THE YEAR ENDED JUNE 30, 1996


















                                 MARKET DATA CORP
                                   BALANCE SHEET
                                   June 30,1996

                                     1996              1995
                                   ___________      ___________
           ASSETS

Current Assets
    Cash and Cash equivalents       $   25,038       $   74,702
    Accounts receivable                 64,541           59,352
    Inventory                            5,058            6,607
Prepaid Expenses                         4,157            4,288
    Federal income tax receivable            0           24,161
    Receivable from InfoPlan            42,569          189,399
                                   ___________      ___________

         Total current assets          141,363          358,509

    Property and Equipment, net
      of accumulated depreciation
      of $49,780 at June 30, 1996
      and 1995, respectively             9,908           18,072

Other Assets
     Customer database, net of
       accumulated amortization
       of $59,495 at June 30, 1995           0            4,600
     Other receivables                       0           55,560
 Investment in equity securities        24,000           24,000
     Note receivable from InfoPlan     168,826          168,826
 Note receivable from subsidiary       196,000                0
                                   ___________      ___________
         Total other assets            388,826          252,986
                                   ___________      ___________

         TOTAL ASSETS               $  540,097       $  629,567
                                    ===========      ===========

           LIABILITIES  AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable                $   22,553       $   21,686
Payroll and sales tax payable             149              156
    Customer deposits                      900              900
                                    ___________       __________
         Total current liabilities      23,602           22,742

          STOCKHOLDERS' EQUITY

Common Stock; $.001 par value;
   50,000,000 shares authorized
   16,756,255 and 5,589,000 shares
   issued and outstanding at
   June 30, 1996 and June 30, 1995,
   respectively                         16,756         5,589
Additional paid-in capital             298,642       309,809
Retained earnings (deficit)            201,097       291,427
                                    ___________   ___________

         Total stockholders' equity    516,495       606,825
                                    ___________   ___________
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY             $  540,097    $  629,567
                                    ===========   ===========





                              MARKET DATA CORPORATION
                              STATEMENT OF OPERATIONS




                                                       For the
                                        Year Ended   Three Months
                                         June 30,      June 30,
                                           1996          1995
                                       ____________   ____________
REVENUE:

Product and software sales             $  413,324     $  118,307
Other revenue                              16,678              0
                                       ____________   ____________

Total Revenue                             430,002        118,307


COSTS AND EXPENSES:

Operating Costs                           114,460         48,745
Other general and administrative          375,872         69,294
                                       ____________   ____________

Total Operating Expenses                  520,332        118,039

NET INCOME (LOSS)                      $  (90,330)    $      268
                                       ____________   ____________

NET INCOME (LOSS) PER COMMON SHARE     $        0     $    (0.01)
                                       ____________   ____________

WEIGHTED AVERAGE SHARES OUTSTANDING     9,311,418      5,576,520
                                       ____________   ____________



















                              MARKET DATA CORPORATION
                         STATEMENT OF STOCKHOLDERS' EQUITY


                                            Additional    Retained   Total
                            COMMON STOCK      Paid-in     Earnings Stockholder'
                       ______________________
                          Shares     Amount   Capital    (Deficit)    Equity
                       ___________ __________ __________ _________ ____________

Balance -
    March 31, 1995      5,565,000  $   5,565  $ 301,675  $ 291,159 $  598,399

Issuance of Stock          24,000         24      8,134          0      8,158

Net Income                      0          0          0        268        268
                       ___________ __________ __________ _________ ____________

Balance -
    June 30, 1995       5,589,000      5,589    309,809    291,427    606,825

Issuance of Stock      11,167,255     11,167    (11,167)         0          0

Net Loss                        0          0          0    (90,330)   (90,330)

                       ___________ __________ __________ __________ __________
Balance -
    June 30, 1996      16,756,255  $  16,756  $ 298,642  $ 201,097  $ 516,495
                       =========== ========== ========== =========  ==========







                                 MARKET DATA CORP.
                             STATEMENTS OF CASH FLOWS

                                                       For the
                                       Year ended    Three Months
                                        June 30,       June 30,
                                          1996           1995
                                      ___________   ___________

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                       $  (90,330)   $    268
Reconciliation of net income (loss)
 to net cash provided by (used in)
 operating activities:
   Depreciation and amortization             9,072       5,780

   (Increase) Decrease in:
       Accounts receivable                  (5,189)    (21,841)
       Customer database                     3,692           0
       Officer receivable                   55,560        (238)
       Inventory                             1,549      (1,892)
       Prepaid expenses                        131        (525)
       Federal income tax receivable        24,161           0
       Receivable from InfoPlan            146,830       1,333
       Note receivable from subsidiary    (196,000)          0
    Increase (Decrease) in:
       Accounts payable                        867     (14,553)
       Payroll and sales tax payable            (7)       (629)
                                       ____________  __________
Net Cash Provided by (Used in)
  Operating Activities                     (49,554)    (32,297)
                                        ____________  __________
Net Increase (Decrease) in Cash
  and Cash Equivalents                     (49,564)    (32,297)

Cash and Cash Equivalents-
  Beginning of Period                       74,702     106,999
                                        ____________  __________
Cash and Cash Equivalents-
  End of Period                         $   25,038    $ 74,702
                                        ____________  __________
Supplemental Schedule of Noncash
 Investing and Financing Activities:

There were no cash payments for interest during the three-year and three month period ended June 30, 1995 nor year ended June 30, 1996.






                              MARKET DATA CORPORATION
                           NOTES TO FINANCIAL STATEMENTS
                                   JUNE 30,1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Market Data Corp., a Texas Corporation, traded on the National Quotation System under the symbol ("MADA"), Market Data Acquisition Corp. ("MDAC"), a California corporation and Wholly-owned subsidiary of MDC, and Renet Financial Corporation ("RENET"), a California corporation, entered into a Plan and Agreement of Merger (the "Plan") on October 25, 1995, to merge RENET with and into MDAC (the "Merger"), with Renet being the surviving corporation and wholly-owned subsidiary of MDC, and MDAC ceasing operations.

The Merger was completed on March 1, 1996, and in accordance with the
Plan: 1) each outstanding share of RENET common stock was converted into the right to receive 0.9403555 shares of MDC's common stock; 2) each outstanding share of RENET preferred stock was converted into the right to receive 5.642133 shares of MDC's common stock; 3) each option currently outstanding to purchase shares of RENET common stock was converted into the right to purchase .9403555 shares of MDC's common stock; and 4) RENET became a wholly owned subsidiary of MDC. The shareholders of RENET own 66.25% of the issues and outstanding shares of MDC following the Merger.

No monetary consideration was exchanged in the merger. The merger was a combination of a pooling of interests of both parties. MDC issued 11,167,255 shares of its common stock in exchange for each outstanding share of RENET common stock, which was converted into the right to receive 0.940355 shares of MDC's common stock, and each outstanding share of RENET's preferred stock was converted into the right to receive 5.642133 shares of MDC's common stock. Each option currently outstanding to purchase shares of RENET common stock was converted into the right to purchase shares covered by, and the per share exercise price of each such option, for a total of 3,525,282 options being issued. RENET became a wholly-owned subsidiary of MDC. The shareholders of RENET own 66.25% of the issued and outstanding shares of MDC following the Merger.

This transaction will be treated as a non-taxable exchange of stock under Section 368(a)(1)(B) of the Internal Revenue Code of 1936, as amended.

This transaction will be accounted for as a pooling of interest. The recorded assets and liabilities of MDC and RENET will be carried forward to the combined corporation at their recorded amounts. Income of the combine corporation will include income of MDC and RENET for the entire fiscal period in which the combination occurs. These financial statements are not consolidated and are the "Parent Company's" financial statements only.


These financial statements are presented on the accrual method of accounting. Significant principles followed by the Company and the methods of applying those principles which materially affect the determination of financial position and cash flows are summarized below:

Description of Business:

Market Data Corp. (The Company) markets financial information systems, software and on-line subscription financial data. The information systems are sold under a dealer arrangement with Data Broadcasting Corporation (DBC), formerly FNN Data Broadcasting. The Company also has dealer arrangements with several software companies to market financial information and analysis software.

The Company develops subscription based daily financial text products that are marketed throughout the financial community. The Company also publishes a daily financial product called "Wall Street Edge" for Prodigy Services Company. Subscription fees are shared between the Company and the respective provider/carrier. Fees range form $20 - $50 monthly.

Revenue Recognition:

Revenue is recognized at the time of sale. Accounts receivable are written-off when deemed uncollectible.

Cash and Cash Equivalents:

The Company considers all highly-liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Inventory:

Inventory is stated at the lower of cost (first-in, first-out) or market and consists of signal receiving equipment and software.

Property and Equipment:

Property and equipment is stated at cost. The cost of ordinary maintenance and repairs is charged to operations while renewals and replacements are capitalized. Depreciation is computed on the straight-line method over the following estimated useful lives:

     Furniture and fixtures             5 years
     Computer equipment and software    3-5 years
     Demonstration equipment            5 years
     Leased equipment                   3 years

Customer Database:

The customer database, acquired by purchase, is recorded at cost and was amortized on a straight line basis over 5 years.

Investment in Equity Securities:

As of March 31, 1993, the Company had an investment in 150 shares of common stock of Data Sport, Inc. stated at a cost of $36,000. During 1994, DBC acquired all of the shares of Data Sport, Inc. and in exchange for its 150 shares, the company received a warrant to purchase 9,167 shares of DBC common stock at $4.61 per share through December 31, 1998. The Company recognized a $12,000 loss on the exchange, stating the investment in the DBC warrant, which is classified as available-for-sale, at an estimated market value of $24,000 at March 31, 1994. There was no change in estimated market value during 1995 nor 1996.

Federal Income Tax:

Effective April 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes." FAS 109 requires the recognition of deferred tax liabilities and assets for the anticipated future tax effects of temporary differences that arise as a result of differences in the carrying amounts and tax bases of assets and liabilities. There was no material effect on the financial statements as a result of adopting FAS 109.

Use of Estimates:

The preparation of financial statements conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - SALE OF LICENSE AGREEMENTS:

Effective March 31, 1994, the Company sold its license agreements to DBC for $400,000. A gain of $378,099 was recorded in the 1994 Statement of Operations. In addition to the $400,000, DBC will pay to the Company no later than May 1st each year, the excess, if any, of 50% of the gross margin generated during each twelve-month period occurring during the five-year period ending March 31, 1999, less a specified minimum gross margin. DBC's payment obligations during the five-year period will not exceed $400,000.












NOTE 3 - PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

                                   June 30,        June 30,
                                     1996            1995
                                  ___________     ___________
Furniture and fixtures            $  18,798       $  18,798
Computer equipment and software      35,945          35,945
Demonstration equipment               3,295           3,295
Leased equipment                      1,650           1,650
                                  ___________     ___________
                                     59,688          59,688
                                     49,780          41,616
                                  ___________     ___________
                                  $   9,908       $  18,072
                                  ===========     ===========

NOTE 4 - RECEIVABLES FROM INFOPLAN:

The Company has a note receivable of $168,826 at June 30, 1996 from InfoPlan International, Inc. The note bears interest at 9% and is due February 28, 1997. Additionally, the Company has advances to InfoPlan of $42,569 at June 30, 1996. The note and the advances are secured by an Intellectual Property Collateral Assignment.

InfoPlan failed to meet the terms of the repayment schedule of the note receivable. On June 16, 1995, demand was made for repayment in full of all monies owed the Company by Infoplan. On September 25, 1995, the Complaint was filed in federal Court.

InfoPlan signed an Agreed Judgment for actual damages in the amount of $385,395, plus attorney fees, pre-judgment interest and post-judgment interest. The Agreed Judgment was final as of December 27, 1995. On February 12, 1996, the Company received a payment from InfoPlan in the amount of $147,000. The balance of the principal plus other fees was to be paid in installments on May 31, 1996, July 31, 1996, and September 30, 1996. Infoplan did not pay these installments. Infoplan failed to meet the installments, the Agreed Judgment may be executed without notice. The Company believes the value of the collateral exceeds the value of the debt.

NOTE 5 - OPERATING LEASES:

The Company leases office space under an operating lease agreement which expires November 30, 1997.

Future minimum lease payments as of June 30, 1996 are as follows:

      Year Ending June 30,

            1997                         $26,866







                            RENET FINANCIAL CORPORATION

                               FINANCIAL STATEMENTS

                         FOR THE YEAR ENDED JUNE 30, 1996


















                            RENET FINANCIAL CORPORATION
                                   BALANCE SHEET
                                   JUNE 30, 1996

ASSETS:

Current Assets:
 Cash (Notes 4 and 9)                        $    50,765
 Restricted cash                                   5,404
 Origination fees receivable                       4,900
 Franchise fees receivable (Note 2)              128,728
 Other receivable and advances                    56,420
 Mortgage loans held for sale (Note 4)         2,398,837
 Prepaid expenses                                 19,925
                                             _____________

    Total Current Assets                       2,664,979

Office Furniture and Equipment,
   net (Notes 3 and 5)                           113,591

Goodwill, net                                    101,807

Other Assets                                       3,678
                                             _____________

TOTAL ASSETS                                 $ 2,884,055
                                             _____________


LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
 Mortgage warehouse credit
   facility (Note 4)                         $ 2,398,837
 Notes payable to a bank                         250,000
 Current maturities of capital
   lease obligations (Note 5)                     43,808
 Current maturities of long-term debt (Note 5)     9,537
 Accounts payable                                391,099
 Accrued expenses                                379,088
 Note payable to an individual                     4,000
 Trust liability                                   9,657
 Payable due related company                     196,000
                                             _____________

Total Current Liabilities                    $ 3,682,026

Long-Term Liabilities:

 Capital lease obligations,
   less current maturities (Note 5)                3,378
 Long-term debt, less current
   maturities (Note 6)                            20,693
                                             _____________
Total long-term Liabilities                       24,071

Commitments and Contingencies
   (Note 7 and 11):
Reserve for buy-back of mortgages                450,000

Stockholders' Equity (Note 8):
Common stock, no par value, 20,000,000
  shares authorized, 10,420,224 issued
  and outstanding                                534,973
Preferred Stock, 500,000 shares authorized,
  240,898 shares issued and outstanding          741,849
Retained earnings (deficit)                   (2,548,864)
                                             _____________
Total Stockholders' Equity                    (1,272,042)

TOTAL LIABILITIES
   AND STOCKHOLDERS' EQUITY                  $ 2,884,055
                                             =============






















                            RENET FINANCIAL CORPORATION
                              STATEMENT OF INCOME AND
                            RETAINED EARNINGS (DEFICIT)
                         FOR THE YEAR ENDED JUNE 30, 1996

REVENUE:

Loan origination fees                        $ 1,985,286
Gains on sales of mortgage loans                 567,601
Initial franchise sales                          207,262
Other fees and income                            114,966
                                             ____________

Total Revenue                                  2,875,115


OPERATING EXPENSES:

Franchise commissions                            463,194
Salaries and related benefits                  1,112,699
Loan officer commissions                         942,951
Marketing                                         35,737
Other loan processing costs                      234,143
Other general and administrative               1,582,261
                                             _____________

Total Operating Expenses                       4,370,985

OPERATING (LOSS)                              (1,495,870)

OTHER INCOME (EXPENSE):

Interest income                                  201,498
Interest expense                                (205,953)
Loss on buy-back of mortgages                   (450,000)
                                             _____________
Net Total Other Income (Expense)                (454,455)
                                             _____________

NET (LOSS)                                    (1,950,325)

RETAINED EARNINGS (DEFICIT),
  BEGINNING OF YEAR                             (598,539)
                                             _____________

RETAINED EARNINGS (DEFICIT),
  JUNE 30, 1996                              $(2,548,864)
                                             _____________






                            RENET FINANCIAL CORPORATION
                              STATEMENT OF CASH FLOWS
                         FOR THE YEAR ENDED JUNE 30, 1996

CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)                                   $(1,950,325)
Adjustments to reconcile net (loss)
  to net cash (used in) operating
  activities:
   Depreciation and amortization                 121,990
   Losses on buy-back of mortgages               450,000
   Change in assets and liabilities:
    (Increase) In:
      Receivables (net)                          835,307
      Mortgage loans held for sale            (1,212,601)
      Prepaid expenses                            15,543
      Accounts payable and accrued expenses      421,800
                                             _____________

Net cash (used in) operating activities       (1,318,286)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of goodwill                             (48,024)
                                             _____________
Net cash (used in) investing activities          (48,024)


CASH FLOWS FROM FINANCING ACTIVITIES:

Principal payments on long-term debt
  obligations                                    (60,785)
Borrowings on mortgage warehouse credit
  facility                                     1,212,601
Proceeds from notes payable to a bank                  0
Note payable to an individual                    (18,000)
Net proceeds from issuance of common stock       109,700
Net proceeds from issuance of preferred stock          0
Cash dividends paid or accrued                         0
Cash transferred to a restricted account               0
                                             _____________
Net cash provided by financing activities      1,243,516
                                             _____________
Net increase in cash                            (122,794)

CASH:

Beginning                                        173,559

Ending                                       $    50,765
                                             _____________

                            RENET FINANCIAL CORPORATION
                           NOTES TO FINANCIAL STATEMENTS
                                   JUNE 30, 1996


NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

Nature of Business:

Renet Financial Corporation (the Company) sells franchises for full service loan brokerage operations to licensed real estate brokers. The Company is also engaged in certain mortgage banking activities including originating, processing, funding, and selling mortgage loans to permanent investors.

The Company receives origination fees for securing real estate mortgage loans for its customers and franchises. In addition, if the Company funds the loan, it will receive funding fees and may incur a gain or
(loss) on the subsequent sale of the loan.

The Company is qualified as a Title I Nonsupervised Mortgagee (Direct Endorsement Lender) under the regulations promulgated by the US Department of Housing and Urban Development (HUD). This qualification enables it to originate, process, fund, and broker applications for FHA insured and guaranteed mortgage loans. This approval does not extend to the Company's franchised offices. As condition of that qualification, the Company is required to confirm to certain HUD regulations and a $50,000 net worth requirement.

On May 28, 1996, the Company received a Notice of Withdrawal of HUD Title II lender approval for a period of three years for failure to pay the late payment of UFMIP funds. In addition, HUD intends to assess $50,000 in civil penalties for these violations of HUD regulations.
The company has requested a hearing in reference to the HUD actions. The date of the hearing has not yet been set. A contingent liability of $50,000 has been accrued with the potential loss included in the income statements.

Additionally, the Company is qualified as a Veteran Administration (VA) Automatic Lender and is approved under the VA Lender Appraisal
Processing Program (LAPP).

The Company also has a Consumer Finance Lender (CFL) license from the California Department of Corporations. As a result of the HUD action, an audit was conducted by the California Department of Real Estate and made specific findings which may lead to a "Cease and Desist" order based upon unpaid MIP's.

A summary of the Company's significant accounting policies is as follows:




Restricted Cash:

The Company is required to maintain a deposit account with the bank of its warehouse line lender. Thus $5,404 of the cash balances are restricted.

Franchise sales and fees:

Franchise sales and fees are recognized, net of an allowance for uncollectible amounts, when substantially all significant services to be provided to the franchisee have been performed.

Franchisees generally pay the entire franchise fee within one to three years of the date of each franchise agreement. A down payment is paid upon initiation with the balance payable in monthly installments, without interest. Certain franchisees have arrangements whereby a portion of the brokerage fees due to them are offset against their franchise fee obligation to the Company. Such arrangements are recorded gross ????. Franchise receivables, which are expected to be realized over periods longer than one year, are recorded at their discounted present value.

Franchise receivables are not recorded on a straight-line basis, using the normal franchise period of seven (7) years due to the accelerated payment option extended to the franchisees.

Mortgage loans held for sale:

Real estate mortgage loans held for sale are carried at the lower of cost or market and market is determined by the price the loans were sold for.

Office furniture and equipment:

Office furniture and equipment are carried at cost. Depreciation is computed using the straight-line methods over the estimated useful lives of the assets. Amortization expense on assets acquired under capital leases is included with depreciation on owned assets.

Loan origination fees:

The Company recognized loan origination fees and related costs from loan broker activities when the loan is funded by the lender. If the Company funds the loan, loan origination fees and any related costs are included as components of the carrying value of the loans and are recognized as income when the corresponding loan is sold.

Valuation of common stock issued for compensation:

Certain shares of the common stock were issued to officers in lieu of salary. Such shares were valued at the price paid by a non-related party just prior to the issue, which was $ .40 per share.



Goodwill:

Goodwill, acquired in June 1994, is being amortized over a period of ten (10) years.

NOTE 2 - FRANCHISE FEES RECEIVABLE:

At June 30, 1996, franchise fees receivable consist of the following:

            Gross franchise fees receivable        $  1,126,968
               Amount representing interest             (60,000)
               Allowance for doubtful accounts         (933,340)
                                                   _____________
                                                        133,628
               Less current portion                     133,628
                                                   _____________
                                                   $          0
                                                   =============

NOTE 3 - OFFICE FURNITURE AND EQUIPMENT:

At June 30, 1996, office furniture and equipment consists of the following:

           Office furniture and equipment
              acquired under capital leases        $  341,560
           Computer hardware and software
              acquired under capital leases           174,041
                                                   ____________
                                                      515,601
           Less accumulated depreciation of
              assets acquired under capital leases    402,010
                                                   ____________
                                                   $  113,591
                                                   ============

NOTE 4 - MORTGAGE WAREHOUSE CREDIT FACILITY:

The Company has a line of credit arrangement (mortgage warehouse credit facilities) with a financial institution which is used to fund mortgage loan originations and is secured by the respective mortgage loans which the facility has funded. Certain of the specific terms for the agreement are as follows:

                                       Facility A

              Borrowing base           $3,000,000
              Advance limits           96% - 100% of loan funded
              Interest rate            Prime plus 1.5% (10.0%)

              Balance outstanding
                at June 30, 1996       $2,398,837

              Additional collateral    Deposit account maintained
                                        at Institution, this
                                        account is restricted
                                        and was $5,404.

              Maturity date            April 11, 1996 subsequently
                                        extended to October 31,
                                        1996 then canceled in
                                        July, 1996 due to loss of
                                        HUD's Title II approval.

              Guarantees               None

The Company is also required to meet certain net worth requirements, reporting requirements and minimum funding amounts, in addition certain other fees are charged to maintain the facility.

Upon the Company's announcement of HUD's action, the Company's warehouse lender, canceled its warehouse line of credit and requested that all loans held for sale be promptly sold off.

NOTE 5 - CAPITAL LEASE OBLIGATIONS:

Obligations under capital leases at June 30, 1996 consists of several capitalized leases with monthly installments varying from $127 to $753 and implicit interest rates ranging from 5.5% to 17.8%. The leases have maturity dates extending through April 1998 and are secured by various equipment.

The following is a schedule of the future minimum lease payments under the capital leases together with the present value of the net minimum lease payments as of June 30, 1996.

        Year ending June 30,
        1997                             $  31,006
        1998                                11,389
                                         ___________
        Total minimum lease payments        42,395
        Less amount representing interest    4,791
                                         ___________
        Present value of net minimum
          lease payments                    47,186
        Less current maturities            (43,808)
                                         ___________
                                         $   3,328
                                         ===========









NOTE 6 - LONG-TERM DEBT:

At June 30, 1996, long-term debt consists of the following:

        Payable due in connection
          with purchase of joint
          venture interest.  Payments
          of approximately $978 due
          monthly including interest
          through May 1999.               $ 30,230
                                          __________
                                            30,230
         Less current maturities             9,537
                                          __________
                                          $ 20,693

                                          ==========

The aggregate maturities of long-term debt as follows:

          Year ending June 30,
           1997               $  9,537
           1998                 10,378
           1996                 10,315
                              __________
                              $ 30,230
                              ==========

NOTE 7 - COMMITMENTS:

Office facilities:

The Company leases office facilities under terms of a two year noncancelable operating lease agreement. The agreement expires on August 31, 1997. The total commitment under these leases at June 30, 1996 is $40,105 (See Note 11).

Total rent expense under operating leases noted above and described in
Note 11 for the year ended June 30, 1996, was $37,020.

Franchise agreements:

During the year ended June 30, 1996, the Company sold three (3) franchises to various unrelated brokers. The total franchises sold since inception is near 300 of which approximately 25 are currently operating and transacting business with the Company.

The franchise agreements requires the Company, for an initial term of seven years, to provide certain services. These services are principally in the nature of training and consulting activities that are designed to improve the efficiency of each franchises operation.




NOTE 8 - CAPITAL STOCK:

The authorized capital stock of the Company consist of common and preferred stock. Authorized shares of stock at June 30, 1996 were 20,000,000 shares of common stock and 500,000 shares of preferred stock. There are 10,420,224 of common shares outstanding and 240,898 preferred shares outstanding at June 30, 1996.

NOTE 9 - TRUST LIABILITY:

The Company has a net operating carryforward of approximately
$2,548,864 (expiring in 2015) for federal income tax purposes and (expiring in 2001) for California Franchise tax purposes. Such net operating loss carryforwards may be used to offset federal and state tax liability in the future.

NOTE 11 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK:

Mortgage banking activities:

The company enters into financial instruments with off-balance sheet risk in the normal course of business through origination and selling of mortgage loans. These financial instruments include commitments to extend credit (referred to as mortgage loan pipeline) and best-effort forward commitments. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is managed by the Company by entering into agreements with permanent investors meeting the credit standards of the Company. There is no risk to the Company under a best-effort delivery commitment.

At June 30, 1996, the Company had best-effort forward commitments for all of their loans in process.

The Company has issued various representations and warranties associated with the sale of mortgage loans. These representation and warranties may require the Company to repurchase loans with underwriting deficiencies as defined per the applicable sales agreements. The Company experienced no material losses during the year ended June 30, 1996, regarding these representations and warranties.

NOTE 12 - RESERVE FOR BUY-BACK OF MORTGAGES:

The Company received a Notice of Withdrawal of HUD Title II lender approval for a period of three years for failure to pay the late payment of UFMIP funds. Upon the Company's warehouse lender canceled its warehouse line of credit and requested that all loans held for sale be promptly sold off. Management has established a reserve of $450,000, to offset the expected loss due to the buy-back of the mortgages.











                              MARKET DATA CORPORATION

                                   CONSOLIDATED

                               FINANCIAL STATEMENTS

                         FOR THE YEAR ENDED JUNE 30, 1996


























                          MICHAEL B. JOHNSON & CO., P.C.
                           CERTIFIED PUBLIC ACCOUNTANTS
                          9175 EAST KENYON AVE. SUITE 100
                                 DENVER, CO 80237

Michael B. Johnson C.P.A.            Telephone (303) 795-0099
Member A.I.C.P.A.
Colorado Society of C.P.A.'s

                           INDEPENDENT AUDITORS' REPORT
Board of Directors
Market Data Corporation
Houston, Texas

We have audited the accompanying Balance Sheet of Market Data Corporation as of June 30, 1996, and the related Statement of Operations, Stockholders' Equity and Cash Flows for the year ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renet Financial Corporation as of June 30, 1996, and the results of its operations and its cash flows for the year ended June 30, 1996, in conformity with generally accepted accounting principles.

As shown in the financial statements, the Company incurred a net loss of $2,040,655. As of June 30, 1996, current liabilities exceed current assets by $703,286, and total liabilities exceed total assets by $755,547. These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


Michael B. Johnson & Co., P.C.
Denver Colorado
October 14, 1996
















                              MARKET DATA CORPORATION
                                   BALANCE SHEET
                                     JUNE 30,

                                                  1996
                                             _____________
ASSETS:

Current Assets:
 Cash and cash equivalents                   $    81,207
 Accounts receivable                             297,158
 Inventory                                         5,058
 Prepaid expenses                                 24,082
 Mortgage loans held for sale                  2,398,837
                                            _____________

    Total Current Assets                       2,806,342

Property and Equipment, net of accumulated
   depreciation of $451,790                      123,499

Other Assets:
Other assets                                       3,678
Investment in equity securities                   24,000
Note receivable from InfoPlan                    168,826
Goodwill, net                                    101,807
                                             _____________

Total Other Assets                               298,311
                                             _____________

TOTAL ASSETS                                 $ 3,228,152
                                             _____________

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
 Mortgage warehouse credit                   $ 2,398,837
 Notes payable to a bank                         254,000
 Current maturities of capital
   lease obligations                              43,808
 Current maturities of long-term debt              9,537
 Accounts payable                                413,652
 Accrued expenses                                380,137
 Trust liability                                   9,657
                                             _____________

Total Current Liabilities                    $ 3,509,628

Long-Term Liabilities:

 Capital lease obligations,
   less current maturities                         3,378
 Long-term debt, less current
   maturities                                     20,693
                                             _____________
Total long-term Liabilities                       24,071

Commitments and Contingencies:
  Reserve for buy-back of mortgages              450,000

Stockholders' Equity:
Common stock, .001 par value; 50,000 shares
  authorized, 16,756,255 shares issued
  and outstanding at June 30, 1996                16,756
Additional paid-in capital                     1,575,464
Retained earnings (deficit)                   (2,347,757)
                                             _____________
Total Stockholders' Equity                      (755,547)
                                             _____________
TOTAL LIABILITIES
   AND STOCKHOLDERS' EQUITY                  $ 3,228,152
                                             =============



























                              MARKET DATA CORPORATION
                              STATEMENT OF OPERATIONS
                         FOR THE YEAR ENDED JUNE 30, 1996


REVENUE:

Loan origination fees                         $ 1,986,286
Gains on sales of mortgage loans                  587,601
Initial franchise sales                           207,262
Product and software sales                        413,324
Other fees and income                             131,644
                                              _____________
Total Revenue                                   3,305,117

OPERATING EXPENSES:

Franchise commissions                             463,194
Salaries and related benefits                   1,112,669
Loan officer commissions                          942,951
Marketing                                          35,737
Loan processing costs                             234,143
Other general and administrative                1,958,133
Market Data operating costs                       144,480
                                              _____________
Total Operating Expenses                        4,891,317

OPERATING (LOSS)                               (1,588,200)

OTHER INCOME (EXPENSE):

Interest income                                   201,498
Interest expense                                 (205,953)
Loss on buy-back of mortgages                    (450,000)
                                             _______________
Net Total Other Income (Expense)                 (454,455)
                                             _______________
NET (LOSS)                                   $ (2,040,655)
                                             _______________

NET (LOSS) PER COMMON SHARE                          (.22)

WEIGHTED AVERAGE SHARES OUTSTANDING             9,311,418
                                             ===============









                              MARKET DATA CORPORATION
                              STATEMENT OF CASH FLOWS
                         FOR THE YEAR ENDED JUNE 30, 1996

CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)                                  $(2,040,655)
Adjustments to reconcile net (loss) to
 net cash (used in) operating activities:
Depreciation and amortization                   131,062
Change in assets and liabilities:
   Accounts receivable                          978,543
   Inventory                                      1,549
   Prepaid expense                               15,674
  Mortgage loans held for sale               (1,212,601)
  Other assets                                      922
  Accounts payable and accrued expenses         422,660
                                            _____________
Net cash (used in) operating activities     $(1,702,846)
CASH FLOWS FROM INVESTING ACTIVITIES:

Reserve for mortgage buy back                   450,000
Purchase of goodwill                            (48,024)
                                           _____________
Net cash (used in) investing activities         401,976

CASH FLOWS FROM INVESTING ACTIVITIES:

Principal payments on long-term
  debt obligations                              (60,785)
Borrowings on mortgage warehouse credit
  facility                                    1,212,601
Note payable to an individual                   (18,000)
                                            ______________
Net cash provided by financing activities     1,133,816
                                            ______________

Net decrease in cash and cash equivalents   $  (167,054)

CASH AND CASH EQUIVALENTS:

Beginning of period                             248,261
                                            ______________
End of period                               $    81,207









                              MARKET DATA CORPORATION
                         STATEMENT OF STOCKHOLDERS' EQUITY


                                           Additional    Retained   Total
                        COMMON STOCK        Paid-in       Earnings  Stockholder'
                   ________________________
                      Shares       Amount    Capital     (Deficit)    Equity
                   ____________  __________ __________  ____________ ____________
Balance -
    June 30, 1995    5,589,000   $   5,589  $  309,809  $   291,427  $   606,825

Issuance of Stock   11,167,255      11,167   1,265,655     (598,539)     678,283

Net Loss                     0           0           0   (2,040,655)  (2,040,655)

Balance -
    June 30, 1996   16,756,255   $  16,756  $1,575,464  $(2,347,767) $  (755,547)
                   ===========   ========== ==========  ============ ============





































                                 MARKET DATA CORP.
                           NOTES TO FINANCIAL STATEMENTS
                                   JUNE 30, 1996


NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Market Data Corp., a Texas Corporation, traded on the National Quotation System under the symbol ("MADA"), Market Data Acquisition Corp. ("MDAC"), a California corporation and Wholly-owned subsidiary of MDC, and Renet Financial Corporation ("RENET"), a California corporation, entered into a Plan and Agreement of Merger (the "Plan") on October 25, 1995, to merge RENET with and into MDAC (the "Merger"), with Market Data Corp. being the surviving corporation and wholly-owned subsidiary of RENET, and MDAC ceasing operations.


The Merger was completed on March 1, 1996, and in accordance with the
Plan: 1) each outstanding share of RENET common stock was converted into the right to receive 0.9403555 shares of MDC's common stock; 2) each outstanding share of RENET preferred stock was converted into the right to receive 5.642133 shares of MDC's common stock; 3) each option currently outstanding to purchase shares of RENET common stock was converted into the right to purchase .9403555 shares of MDC's common stock; and 4) RENET became a wholly owned subsidiary of MDC. The shareholders of RENET own 66.25% of the issues and outstanding shares of MDC following the Merger.

No monetary consideration was exchanged in the merger. The merger was a combination of a pooling of interests of both parties. MDC issued 11,167,255 shares of its common stock in exchange for each outstanding share of RENET common stock, which was converted into the right to receive 0.940355 shares of MDC's common stock, and each outstanding share of RENET's preferred stock was converted into the right to receive 5.642133 shares of MDC's common stock. Each option currently outstanding to purchase shares of RENET common stock was converted into the right to purchase shares covered by, and the per share exercise price of each such option, for a total of 3,525,282 options being issued. RENET became a wholly-owned subsidiary of MDC. The shareholders of RENET own 66.25% of the issued and outstanding shares of MDC following the Merger.

This transaction will be treated as a non-taxable exchange of stock under Section 368(a)(1)(B) of the Internal Revenue Code of 1936, as amended and accounted for as a pooling of interests. The recorded assets and liabilities of MDC and RENET were carried forward to the combined corporation at their recorded amounts. Income of the combined corporation includes income of MDC and RENET for the entire fiscal period in which the combination occurs.

Nature of Business:

Market Data Corp. (the Company) markets financial information systems, software and on-line subscription financial data. The information systems are sold under a dealer arrangement with Data Broadcasting Corporation (DBC), formerly FNN Data Broadcasting. The Company also has dealer arrangements with several software companies to market financial information and analysis software. The mortgage division sells franchises for full service loan brokerage operations to licensed real estate brokers. The Company is also engaged in certain mortgage banking activities including originating, processing, funding, and selling mortgage loans for permanent investors.

The Company receives origination fees for securing real estate mortgage loans for its customers and franchises. In addition, if the Company funds the loan, it will receive funding fees and may incur a gain or
(loss) on the subsequent sale of the loan.

The Company is qualified as a Tittle I Nonsupervised Mortgagee (direct Endorsement Lender) under the regulations promulgated by the US Department of Housing and Urban Development (HUD). This qualification enables it to originate, process, fund and broker applications for FHA insured and guaranteed mortgage loans. This approval does not extend to the Company's franchised offices. As condition of that qualification, the Company is required to confirm to certain HUD regulations and a $50,000 net worth requirement.

On May 28, 1996, the Company received a Notice of Withdrawal of HUD Title II lender approval for a period of three years for failure to pay the late payment of UFMIP funds. In addition, HUD intents to assess $50,000 in civil penalties for these violations of HUD regulations.
The company has requested a hearing in reference to HUD actions. The date of the hearing has not yet been set. A contingent liability of $50,000 has been accrued with the potential loss included in the income statements.

Additionally, the Company is qualified as a Veteran Administration (VA) Automatic Lender and is approved under the VA Lender Appraisal
Processing Program (LAPP)

The Company also has a Consumer Finance Lender (CFL) license from the California Department of Corporations. As a result of the HUD action, an audit was conducted by the California Department of Real Estate and made specific findings which may lead to a "Cease and Desist" order based upon unpaid MIP's.

Revenue Recognition:

Revenue is recognized at the time of sale. Accounts receivable are written-off when deemed uncollectible.

Cash and Cash Equivalents:

The Company considers all highly-liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.



Restricted Cash:

The Company is required to maintain a deposit account with the bank of its warehouse line lender. Thus $5,404 of the cash balances are restricted.

Inventory:

Inventory is stated at the lower of cost (first-in, first-out) or market, and consists of signal receiving equipment and software.

Property and Equipment:

Property and equipment is stated at cost. The cost of ordinary maintenance and repairs is charged to operations while renewals and replacements are capitalized. Depreciation is computed on the straight-line method over the following estimated useful lives:

            Furniture and fixtures            5 years
            Computer equipment and software   3 - 5 years
            Demonstration equipment           5 years
            Leased equipment                  3 years

Customer Database:

The customer database, acquired by purchase, is recorded at cost and was amortized on a straight-line basis over 5 years.

Investment in Equity Securities:

As of March 31, 1993, the Company had an investment in 150 shares of common stock of Data Sport, Inc. stated at a cost of $36,000. During 1994, DBC acquired all of the shares of Data Sport, Inc., and in exchange for its 150 shares, the company received a warrant to purchase 9,167 shares of DBC common stock at $4.61 per share through December 31, 1998. The Company recognized a $12,000 loss on the exchange, stating the investment in the DBC warrant, which is classified as available-for-sale, at an estimated market value of $24,000 at March 31, 1994. There was no change in estimated market value during 1995 nor 1996.

Franchise Sales and Fees:

Franchise sales and fees are recognized, net of an allowance for uncollectible amounts, when substantially all significant services to be provided to the franchisee have been performed.

Franchisees generally pay the entire franchise fee within one to three years of the date of each franchise agreement. A down payment is paid upon initiation with the balance payable in monthly installments, without interest. Certain franchisees have arrangements whereby a portion of the brokerage fees due to them are offset against their franchise fee obligation to the Company. Such arrangements are recorded gross. Franchise receivables, which are expected to be realized over periods longer than one year, are recorded at their discounted present value.

Franchise receivables are not recorded on a straight-line basis, using the normal franchise period of seven (7) years due to the accelerated payment option extended to the franchisee.

Mortgage Loans Held for Sale:

Real estate mortgage loans held for sale are carried at the lower of cost or market and market is determined by the price the loan was sold for.

Loan origination fee:

The Company recognizes loan origination fees and related costs from loan broker activities when the loan is funded by the lender. If the Company funds the loan, loan origination fees and any related costs are included as components of the carrying value of the loans and are recognized as income when the corresponding loan is sold.

Goodwill:

Goodwill, acquired in June 1994, is being amortized over a period of ten (10) years.

Federal Income Tax:

Effective April 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting For Income Taxes." FAS 109 requires the recognition of deferred tax liabilities and assets for the anticipated future tax effects of temporary differences that arise as a result of differences in the carrying amounts and tax bases of assets and liabilities. There was no material effect on the financial statements as a result of adopting FAS 109.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Note 2 - SALE OF LICENSE AGREEMENTS:

Effective March 31, 1994, the Company sold its license agreements to DBC for $400,000. A gain of $378,099 was recorded in the 1994 Statement of Operations. In addition to the $400,000, DBC will pay to the Company no later than May 1st each year, the excess, if any, of 50% of the gross margin generated during each twelve-month period occurring during the five-year period ending March 31, 1999, less a specified minimum gross margin. DBC's payment obligations during the five-year period will not exceed $400,000.

Note 3 - PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

            Furniture and fixtures           $  360,358
            Computer equipment and software     209,986
            Demonstration equipment               3,295
            Leased equipment                      1,650
                                            ______________
                                                575,289
            Less:  Accumulated depreciation     451,790
                                            ______________
                                             $  123,499
                                            ==============

NOTE 4 - ACCOUNTS RECEIVABLE:

Accounts receivable consist of the following:

                                                Balance
            Origination fees receivable      $    4,900
            Franchise fees receivable           128,728
            Renet receivable and advances        56,420
            Market Data Corp. receivable         64,541
            InfoPlan receivable                  42,569
                                             _____________
            Total Accounts Receivable        $  297,158
                                             =============

NOTE 5 - RECEIVABLE FROM INFOPLAN:

The Company has a note receivable of $168,826 at June 30, 1996, from InfoPlan International, Inc. The note bears interest at 9% and is due February 28, 1997. Additionally, the Company has advances to Infoplan of $42,569 at June 30, 1996. The note and the advances are secured by an Intellectual Property Collateral Assignment.

InfoPlan failed to meet the terms of the repayment schedule of the note receivable. On June 16, 1995, demand was made for repayment in full of all monies owed the Company by InfoPlan. On September 25, 1995, the Complaint was filed in Federal Court.

InfoPlan signed an Agreed Judgment for actual damages in the amount of $385,395, plus attorney fees, pre-judgment interest and post-judgment interest. The Agreed Judgment was final as of December 27, 1995. On February 12, 1996, the Company received a payment from InfoPlan in the amount of $147,000. The balance of the principal plus other fees was to be paid in installments on May 31, 1996, July 31, 1996, and September 30, 1996. InfoPlan did not pay these installments. InfoPlan failed to meet these installments, so the Agreed Judgment may be executed without notice. The Company believes the value of the collateral exceeds the value of the debt.

NOTE 6 - FRANCHISE FEES RECEIVABLE:

At June 30, 1996, franchise fees receivable consist of the following:

            Gross franchise fees receivable        $ 1,126,968
            Amount representing interest               (60,000)
            Allowance for doubtful accounts           (933,340)
                                                   ______________
            Less current portion                       133,628
            Long-term portion                          133,628
                                                   ______________
                                                   $         0
                                                   ==============

NOTE 7 - MORTGAGE WAREHOUSE CREDIT FACILITY:

The Company has a line of credit arrangement (mortgage warehouse credit facilities) with a financial institution which is used to fund mortgage loan originations and is secured by the respective mortgage loans which the facility has funded. Certain of the specific terms for the agreement are as follows:

                                  Facility A

Borrowing base                 $3,000,000
Advance limits                 96% - 100% of loan funded
Interest rate                  Prime plus 1.5% (10.0%)

Balance outstanding at
  June 30, 1996                $ 2,398,837

Additional collateral          Deposit account maintained at
                               institution, this account is
                               restricted and was $5,404.

Maturity date                  April 11, 1996, subsequently
                               extended to October 31, 1996, then
                               canceled in July, 1996, due to loss
                               of HUD's Title II approval.

Guarantees                     None

The Company is also required to meet certain net worth requirements, reporting requirements and minimum funding amounts, in addition certain other fees are charge to maintain the facility.

Upon the Company's announcement of HUD's action, the Company's warehouse lender, canceled its warehouse line of credit and requested that all loans held for sale be promptly sold off.




NOTE 8 - CAPITAL LEASE OBLIGATIONS:

Obligations under capital leases at June 30, 1996, consists of several capitalized leases with monthly installments varying from $127 to $753 and implicit interest rates ranging from 5.5% to 17.8%. The leases have maturity dates extending through April 1998 and are secured by various equipment.

The following is a schedule of the future minimum lease payments under the capital leases together with the present value of the net minimum lease payments as of June 30, 1995.

            Year ending June 30,
            1997                                   $ 31,006
            1998                                     11,389
                                                  ___________
            Total minimum lease payments             42,895
            Less amount representing interest         4,791
                                                  ___________
            Present value of net minimum
                lease payments                       47,186
            Less current maturities                 (43,808)
                                                  ___________
                                                   $  3,328
                                                  ===========

NOTE 9 - LONG-TERM DEBT:

      At June 30, 1996, long-term debt consists of the following:

            Payable due in connection with purchase
              of joint venture interest.  Payments of
              approximately $978 due monthly including
              interest through May 1999.               $  30,230
                                                       __________
                                                          30,230
            Less current maturities                        9,537
                                                       $  20,693
                                                       ==========

      The aggregate maturities of long-term debt as follows:

            Year ending June 30,
                  1997                   $  9,537
                  1998                     10,378
                  1999                     10,315
                                         __________
                                         $ 30,230
                                         ==========




NOTE 10- COMMITMENTS:

Office facilities:

The Company leases office facilities under terms of a two year noncancelable operating lease agreement. The agreement expires on August 31, 1997 and November 30, 1997. The total commitment under these leases at June 30, 1996 is $66,971.

Total rent expense under operating leases noted above for the year ended June 30, 1996, was $63,886.

Franchise agreements:

During the year ended June 30, 1996, the Company sold three (3) franchises to various unrelated brokers. The total franchises sold since inception is near 300 of which approximately 25 are currently operating and transacting business with the Company.

The franchise agreements require the Company, for an initial term of seven years, to provide certain services. These services are principally in the nature of training and consulting activities that are designed to improve the efficiency of each franchise operation.

NOTE 11 - TRUST LIABILITY:

The Company receives deposits from customers to pay incidental loan costs (appraisals, credit reports, etc.). Such funds are maintained in separate bank account and accounted for as required by the California Department of Real Estate.

NOTE 12 - INCOME TAX LOSS CARRYFORWARD:

The Company has a net operating carryforward of approximately
$2,548,864 (expiring in 2014) for federal income tax purposes and $196,500 (expiring in 2000) for California Franchise tax purposes.
Such net operating loss carryforwards may be used to offset federal and state tax liability in the future.

NOTE 13 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK:

Mortgage banking activities:

The company enters into financial instruments with off-balance sheet risk in the normal course of business through origination and selling of mortgage loans. These financial instruments include commitments to extend credit (referred to as mortgage loan pipeline) and best-effort forward commitments. These instruments involve, to varying degrees, elements of credit and interest rate risk. Credit risk is managed by the Company by entering into agreements with permanent investors meeting the credit standards of the Company. There is no risk to the Company under a best-effort delivery commitment.


At June 30, 1996, the Company had best-effort forward commitments for all of their loans in process.

The Company has issued various representations and warranties associated with the sale of mortgage loans. These representation and warranties may require the Company to repurchase loans with underwriting deficiencies as defined per the applicable sales agreements. The Company experienced no material losses during the year ended June 30, 1996, regarding these representations and warranties.

NOTE 14 - RESERVE FOR BUY-BACK OF MORTGAGES:

The Company received a Notice of Withdrawal of HUD Title II lender approval for a period of three years for failure to pay the late payment of UFMIP funds. Upon the Company's warehouse lender canceling its warehouse line of credit and requested that all loans held for sale be promptly sold off. Management has established a reserve of $450,000 to offset the expected loss due to the buy-back of the mortgages.

NOTE 15 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accept accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained a substantial operating loss this year. At June 30, 1996, current liabilities exceed assets by $703,286 and total liabilities exceed total assets by $755,547. The company's mortgage warehouse lender has demanded immediate payment of the outstanding balance because the Company violated certain provisions of the loan agreement. Both federal and state agencies may assess additional fines and penalties.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, and the success of its future operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the company to continue as a going concern.