Form 10-K/A
period 1996-06-30
MARKET DATA CORP
filed 1996-12-06
CIK 833837

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-K/A

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
                                             =============



























                              MARKET DATA CORPORATION
                              STATEMENT OF OPERATIONS
                         FOR THE YEAR ENDED JUNE 30, 1996


REVENUE:

Loan origination fees                         $ 1,985,286
Gains on sales of mortgage loans                  567,601
Initial franchise sales                           207,262
Product and software sales                        413,324
Other fees and income                             131,644
                                              _____________
Total Revenue                                   3,305,117

OPERATING EXPENSES:

Franchise commissions                             463,194
Salaries and related benefits                   1,112,699
Loan officer commissions                          942,951
Marketing                                          35,737
Loan processing costs                             234,143
Other general and administrative                1,958,133
Market Data operating costs                       144,460
                                              _____________
Total Operating Expenses                        4,891,317

OPERATING (LOSS)                               (1,586,200)

OTHER INCOME (EXPENSE):

Interest income                                   201,498
Interest expense                                 (205,953)
Loss on buy-back of mortgages                    (450,000)
                                             _______________
Net Total Other Income (Expense)                 (454,455)
                                             _______________
NET (LOSS)                                   $ (2,040,655)
                                             _______________

NET (LOSS) PER COMMON SHARE                          (.22)

WEIGHTED AVERAGE SHARES OUTSTANDING             9,311,418
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