Form 10-Q
period 1996-09-30
MARKET DATA CORP
filed 1996-12-24
CIK 833837

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


       Quarter: September 30, 1996 Commission File Number:33-22264-FW

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

      The number of shares outstanding of each of the issuer's classes of stock, as of September 30, 1996, are as follows:

Class of Securities:                Shares Outstanding:
Common Stock, $.001 par value       16,756,000





                                     INDEX
                               MARKET DATA CORP.



PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

     Balance Sheets (Unaudited):                               3
        As of September 30, 1996

     Statements of Operation (Unaudited):                      5
        For the Three Months ended September 30, 1996

     Statement of Cash Flows (Unaudited):                      6
        For the Three Months Ended September 30, 1996

     Note to Financial Statements:                             7
        As of September 30, 1996 (Unaudited)

Item 2.     Management's Discussion and Analysis of            8
                 Financial Condition and Results of Operations

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                  9

Item 2.     Change in Securities                              11

Item 3.     Defaults Upon Senior Securities                   11

Item 4.     Submission of Matters to a Vote of Security       11
               Holders

Item 5.     Other Information                                 11



            Signatures                                        11












                               MARKET DATA CORP.
                                 BALANCE SHEET
                                  (Unaudited)

                                          Three months ending
                                             September 30,
                                                  1996
                                             _____________
ASSETS:

Current Assets:
 Cash and cash equivalents                   $    76,498
 Accounts receivable                             306,443
 Inventory                                         5,058
 Prepaid expenses                                  9,088
 Mortgage loans held for sale                          0
                                                _____________


    Total Current Assets                         397,087

Property and Equipment, net of accumulated
   depreciation of $451,790                      117,281

Other Assets:
Other assets                                       3,678
Investment in equity securities                   24,000
Note receivable from InfoPlan                    168,826
Goodwill, net                                    101,807
                                             _____________

Total Other Assets                               298,311
                                             _____________

TOTAL ASSETS                                 $   812,679
                                             _____________

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
 Mortgage warehouse credit                   $         0
 Notes payable to a bank                         247,000
 Current maturities of capital
   lease obligations                              43,808
 Current maturities of long-term debt              9,537
 Accounts payable                                436,161
 Accrued expenses                                379,088
 Trust liability                                 108,235
                                             _____________

Total Current Liabilities                    $ 1,223,829

Long-Term Liabilities:

 Capital lease obligations,
   less current maturities                         3,378
 Long-term debt, less current
   maturities                                     20,693
                                             _____________
Total long-term Liabilities                       24,071

Commitments and Contingencies:
  Reserve for buy-back of mortgages              450,000

Stockholders' Equity:
Common stock, .001 par value; 50,000 shares
  authorized, 16,756,255 shares issued
  and outstanding at June 30, 1996                16,756
Additional paid-in capital                     1,575,464
Retained earnings (deficit)                   (2,477,441)
                                             _____________
Total Stockholders' Equity                      (885,221)
                                             _____________
TOTAL LIABILITIES
   AND STOCKHOLDERS' EQUITY                  $   812,679
                                             =============



















                           MARKET DATA CORPORATION
                            STATEMENT OF OPERATIONS
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996
                                  (Unaudited)

                                               September 30,
                                                   1996
                                              _____________

REVENUE:

Loan origination fees                         $   125,542
Gains on sales of mortgage loans                    4,888
Initial franchise sales                                 0
Product and software sales                         86,983
Other fees and income                               5,952
                                              _____________
Total Revenue                                     223,355

OPERATING EXPENSES:

Franchise commissions                              69,639
Salaries and related benefits                      67,771
Loan officer commissions                            8,558
Marketing                                           6,543
Loan processing costs                              13,223
Other general and administrative                  122,984
Market Data operating costs                         8,339
                                              _____________
Total Operating Expenses                          297,057

OPERATING (LOSS)                                  (73,702)

OTHER INCOME (EXPENSE):

Interest income                                       713
Interest expense                                   (2,048)
Loss on buy-back of mortgages                           0
                                             _______________
Net Total Other Income (Expense)                   (1,335)
                                             _______________
NET (LOSS)                                   $    (75,037)
                                             _______________

NET (LOSS) PER COMMON SHARE                        (.0044)

                                             ===============




                            MARKET DATA CORPORATION
                            STATEMENT OF CASH FLOWS
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1996
                                (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)                                  $   (75,037)
Adjustments to reconcile net (loss) to
 net cash (used in) operating activities:
Depreciation and amortization                     6,218
Change in assets and liabilities:
   Accounts receivable                           (9,285)
   Inventory                                          0
   Prepaid expense                              (14,994)
  Mortgage loans held for sale               (2,398,837)
  Other assets                                        0
  Accounts payable and accrued expenses          22,509
                                            _____________
Net cash (used in) operating activities     $(2,469,426)

CASH FLOWS FROM INVESTING ACTIVITIES:

Reserve for mortgage buy back                         0

Purchase of goodwill                                  0
                                               _____________
Net cash (used in) investing activities               0

CASH FLOWS FROM INVESTING ACTIVITIES:

Principal payments on long-term
  debt obligations                               (7,000)
Borrowings on mortgage warehouse credit
  facility                                    2,398,837
Note payable to an individual                         0
                                            ______________
Net cash provided by financing activities     2,391,837
                                            ______________

Net decrease in cash and cash equivalents   $   (77,589)

CASH AND CASH EQUIVALENTS:

Beginning of period                              81,207
                                            ______________
End of period                               $     3,618




                               MARKET DATA CORP.
                         NOTE TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996
                                  (Unaudited)




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





Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.


Liquidity and Capital Resources

During the three month period ending September 30, 1996, the Company experienced a net decrease in cash of ($77,589). Text services produced positive cash of $5,583 from operations, its accounts receivable increased $14,185; $1,657 from officers payable; resulting in net cash of ($4,677) from text services.

The Renet Division has a net loss of ($80,620) for the quarter.
There was an increase in accounts payable by $22,509 and the bank debt was paid down by $7,000.

The Company initiated its recapitalization with the help of its investment advisor, Robert Cashman. Mr. Cashman is the owner of Pacific Envelop, a Commissioner of the Orange County Airport, and has assisted many public companies in their recapitalization.

Results of Operations

Text service:

Text service revenue was $90,437 for the quarter, down 23% from the previous quarter. This decline was due to a loss of subscribers on the Prodigy contract and minimal software sales. The software sales have been essentially phased out, due to the change in software supplier commission structures that made sales unprofitable. Text services expenses for the quarter were down 28%, this resulted in a product line profit of $5,583, or 6% of sales, for the first time in many quarters.


Renet Division:

The Renet Division continued its down sizing. Revenues were $132,882 for the quarter and operating expenses were $212,167, resulting in an operating loss of ($79,285). The Renet
Division's total loss was ($80,620).

Combined, the Company lost ($75,037) for the quarter. This represents a loss of ($.0044) per share.

The Renet Division sold all loans held in its warehouse line of credit and closed its funding division.



Subsequent Events:

Have been described in the 8K dated November 26, 1996


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

Current Legal Matters Concerning Renet Financial Division:

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

3) Western Security Mortgage - For commission dispute. Judgment is for $12,500, with payments of $750 beginning April 1, 1996.

4)  Federal Express Corp. - For courier service.  Judgment is for
$11,219.37, with payments of $1,000 per month beginning February
1996.

There has been no significant change in other legal matters at this time.

Item 2.  Changes in Securities

 None


Item 3.  Submission of Matters to a Vote of Securities Holders

 None


Item 4.  Submission of Matters to a Vote of Securities Holders

 None


Item 5.  Other Information

Since the filing of the Company 10K and subsequent 8K, there have been no material changes with respect to pending proceedings other than that set forth above.



                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned duly authorized persons.


                                         Market Data Corp.
                                         (Registrant)

12/23/96                                 Michael F. Pope
(Date)                                   (Signature)

12/23/96                                 Philip C. LaPuma
                                         (Signature)