Form 10-Q/A
period 1996-09-30
MARKET DATA CORP
filed 1997-02-13
CIK 833837

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





                              INDEX
                        MARKET DATA CORP.



PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

     Balance Sheets (Unaudited):                               3
        As of September 30, 1996

     Statements of Operation (Unaudited):                      5
        For the Three Months ended September 30, 1996

     Statement of Cash Flows (Unaudited):                      6
        For the Three Months Ended September 30, 1996

     Note to Financial Statements:                             7
        As of September 30, 1996 (Unaudited)

Item 2.     Management's Discussion and Analysis of            8
               Financial Condition and Results of Operations

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                  9

Item 2.     Change in Securities                               9

Item 3.     Defaults Upon Senior Securities                    9

Item 4.     Submission of Matters to a Vote of Security        9
               Holders

Item 5.     Other Information                                  9



            Signatures                                         9












                        MARKET DATA CORP.
                          BALANCE SHEET
                          Consolidated
                           (Unaudited)


                                    September 30,  September 30,
                                        1996          1995
                                    _____________  _____________

ASSETS:

Current Assets:
 Cash and cash equivalents          $      76,498  $    111,021
 Accounts receivable                      306,443       229,056
 Inventory                                  5,058         6,631
 Prepaid expenses                           9,088         4,825
 Federal Income Tax Receivable                  0        18,385
                                    _____________  _____________

    Total Current Assets                  397,087       369,918

Property and Equipment, net of
  accumulated depreciation of
      $451,790                            117,281        15,589

Other Assets:
Other assets                                3,678        56,863
Investment in equity securities            24,000        24,000
Note receivable from InfoPlan             168,826       168,826
Goodwill, net                             101,807             0
                                    _____________  _____________

Total Other Assets                        298,311       249,689
                                    _____________  _____________

TOTAL ASSETS                        $     812,679  $    635,196
                                    _____________  _____________

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
 Mortgage warehouse credit          $           0  $          0
 Notes payable to a bank                  247,000             0
 Current maturities of capital
   lease obligations                       43,808             0
 Current maturities of long-term debt       9,537
 Accounts payable                         436,161        28,506
 Accrued expenses                         379,088             0
 Trust liability                          108,235           900
                                    _____________  _____________
Total Current Liabilities           $   1,223,829  $     29,542


Long-Term Liabilities:

 Capital lease obligations,
   less current maturities                 3,378             0
 Long-term debt, less current
  maturities                              20,693             0
                                    _____________  _____________
Total long-term Liabilities               24,071             0

Commitments and Contingencies:
  Reserve for buy-back of mortgages      450,000             0

Stockholders' Equity:
Common stock, .001 par value;
   50,000 shares authorized,
   16,756,255 shares issued
   and outstanding at
   June 30, 1996                          16,756         5,589
Additional paid-in capital             1,575,464       309,809
Retained earnings (deficit)           (2,477,441)      290,256
                                    _____________  _____________
Total Stockholders' Equity              (885,221)      605,654
                                    _____________  _____________
TOTAL LIABILITIES
   AND STOCKHOLDERS' EQUITY         $    812,679   $    635,196
                                    =============  =============





      MARKET DATA CORPORATION STATEMENT OF OPERATIONS
          FOR THE QUARTER ENDED SEPTEMBER 30, 1996
                        (Unaudited)

                                     September 30,  September 30,
                                          1996          1995
                                    _____________  _____________
REVENUE:

Loan origination fees                $   125,542    $         0
Gains on sales of mortgage loans           4,888              0
Initial franchise sales                        0              0
Product and software sales                86,983        127,756
Other fees and income                      5,952              0
                                    _____________  _____________
Total Revenue                            223,355        127,756

OPERATING EXPENSES:

Franchise commissions                     69,639              0
Salaries and related benefits             67,771              0
Loan officer commissions                   8,558              0
Marketing                                  6,543              0
Loan processing costs                     13,223              0
Other general and administrative         122,984         79,900
Market Data operating costs                8,339         49,027
                                    _____________  _____________
Total Operating Expenses                 297,057        128,927

OPERATING (LOSS)                         (73,702)        (1,171)

OTHER INCOME (EXPENSE):

Interest income                              713              0
Interest expense                          (2,048)             0
Loss on buy-back of mortgages                  0              0
                                    _____________  _____________

Net Total Other Income (Expense)          (1,335)             0
                                    _____________  _____________
NET (LOSS)                          $    (75,037)        (1,171)
                                    _____________  _____________


NET (LOSS) PER COMMON SHARE               (.0044)             0

                                    =============  =============




                      MARKET DATA CORPORATION
                      STATEMENT OF CASH FLOWS
        FOR THE QUARTER ENDED SEPTEMBER 30, 1996 and 1995
                            (Unaudited)

                                        For the six months ending
                                             1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)                             $ (75,037)        (903)
Adjustments to reconcile net (loss) to
 net cash (used in) operating
  activities:
Depreciation and amortization              6,218       11,560
Change in assets and liabilities:
   Accounts receivable                    (9,285)       4,725
   Inventory                                   0            0
   Prepaid expense                       (14,994)      (1,916)
  Mortgage loans held for sale        (2,398,837)      (1,062)
  Other assets                                 0            0
  Accounts payable and accrued expenses   22,509       16,540
                                    _____________  ____________
Net cash (used in) operating
  activities                         $(2,469,426)      (4,136)

CASH FLOWS FROM INVESTING ACTIVITIES:

Reserve for mortgage buy back                  0            0

Purchase of goodwill                           0            0
                                    _____________  ____________
Net cash (used in) investing
  activities                                   0            0

CASH FLOWS FROM INVESTING ACTIVITIES:

Principal payments on long-term
  debt obligations                        (7,000)           0
Borrowings on mortgage warehouse credit
  facility                             2,398,837            0
Note payable to an individual                  0            0
                                    _____________  ____________
Net cash provided by financing
   activities                          2,391,837            0
Proceeds from issuance of stock                0        8,158
                                    _____________  ____________
Net decrease in cash and cash
   equivalents                      $    (77,589)       4,022
CASH AND CASH EQUIVALENTS:
Beginning of period                       81,207      106,999
                                    _____________  ____________
End of period                       $      3,618   $  111,021

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

The Renet Division has a net loss of ($80,620) for the quarter.
There was an increase in accounts payable by $22,509 and the bank debt was paid down by $6,000.

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


2/12/97                     Michael F. Pope
(Date)                      (Signature)

2/12/97                     Philip C. LaPuma
(Date)                      (Signature)