Form 10-Q
period 1996-12-31
MARKET DATA CORP
filed 1997-02-20
CIK 833837

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549


                            FORM 10-Q


         QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
               THE SECURITIES EXCHANGE ACT OF 1934


 Quarter: December 31, 1996 Commission File Number:33-22264-FW

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

     The number of shares outstanding of each of the issuer's classes of stock, as of December 31, 1996, are as follows:

Class of Securities:                Shares Outstanding:
Common Stock, $.001 par value       16,756,000





                              INDEX
                        MARKET DATA CORP.



PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

     Balance Sheets (Unaudited):                               3
        As of December 31, 1996

     Statements of Operation (Unaudited):                      5
        For the Three Months and Six months ended
        December 31, 1996

     Statement of Cash Flows (Unaudited):                      7
        For the Three Months Ended December 31, 1996

    Article 5 of Regulation S-X                                8

     Note to Financial Statements:                             9
        As of December 31, 1996 (Unaudited)

Item 2.     Management's Discussion and Analysis of           10
               Financial Condition and Results of Operations

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                 11

Item 2.     Change in Securities                              11

Item 3.     Defaults Upon Senior Securities                   11

Item 4.     Submission of Matters to a Vote of Security       11
               Holders

Item 5.     Other Information                                 11



            Signatures                                        12












                        MARKET DATA CORP.
                          BALANCE SHEET
                          Consolidated
                           (Unaudited)

                                    December 31,  December 31,
                                       1996          1995
                                   _____________  _____________
ASSETS:

Current Assets:
 Cash and cash equivalents          $      25,293  $    107,220
 Accounts receivable                      115,790       248,676
 Inventory                                  5,058         5,361
 Prepaid expenses                           3,776         4,299
                                    _____________  _____________

    Total Current Assets                  149,917       365,556

Property and Equipment, net of
  accumulated depreciation                150,340        13,575

Other Assets:
Other assets                                3,526        56,361
Investment in equity securities            24,000        24,000
Note receivable from InfoPlan             168,826       168,826
Goodwill, net                             189,753             0
                                    _____________  _____________

Total Other Assets                        386,105       249,187
                                    _____________  _____________

TOTAL ASSETS                        $     686,362  $    628,318
                                    _____________  _____________

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
 Notes payable to a bank            $     144,000  $          0
 Accounts payable                          16,701        31,452
 Unearned revenue                          13,750        13,750
 Customer deposit                             900           900
                                    _____________  _____________
Total Current Liabilities           $     175,351  $     46,102

Stockholders' Equity:
Common stock, .001 par value;
   50,000 shares authorized,
   16,756,255 shares issued
   and outstanding at
   June 30, 1996                          21,589         5,589
Additional paid-in capital               504,333       309,809
Retained earnings (deficit)              (14,911)      266,818
                                    _____________  _____________
Total Stockholders' Equity               511,011       582,216
                                    _____________  _____________
TOTAL LIABILITIES
   AND STOCKHOLDERS' EQUITY         $    686,362   $   628,318
                                    =============  =============



            MARKET DATA CORPORATION STATEMENT OF OPERATIONS
                FOR THE QUARTER ENDED DECEMBER 31, 1996
                              (Unaudited)

                     3 Months    3 Months      6 Months    9 Months
                       Ended       Ended        Ended       Ended
                      Dec. 31     Dec. 31      Dec. 31     Dec. 31
                       1996        1995          1996        1995
                   ___________  ___________  ___________  ___________

REVENUES:
Loan origination
 fees              $  51,152    $       0    $ 176,694    $       0
Gains on sales
 of mortgage loans         0            0        4,888            0
Product and
 software sales       71,407       98,232      158,390      344,295
Other fees
 and income              638            0        6,590            0
                   ___________  ___________  ___________  ___________
Total Revenue        123,197       98,232      346,562      344,295
                   ___________  ___________  ___________  ___________

OPERATING EXPENSES:
Franchise
 commissions          16,235            0       85,874            0
Salaries and
 related benefits     46,321            0      114,092            0
Loan officer
 commissions          15,826            0       24,384            0
Marketing                920            0        7,463            0
Loan processing
 costs                 2,582            0       15,805            0
Other general and
 administrative       49,116       65,171      172,100      214,365
Operating costs        4,932       34,909       13,271      132,681
Merger Expenses            0       21,590            0       21,590
                   ___________  ___________  ___________  ___________
Total Operating
  Expenses           135,932      121,670      432,989      368,636
                   ___________  ___________  ___________  ___________
OPERATING (LOSS)     (12,735)     (23,438)     (86,427)     (23,341)
OTHER INCOME
 (EXPENSE):
Interest income            0            0          713            0
Interest expense      (2,176)           0       (4,224)           0
                   ___________  ___________  ___________  ___________
Net Total Other
 Income (Expense)     (2,176)           0       (3,511)           0
                   ___________  ___________  ___________  ___________

NET INCOME
  (LOSS)              (14,911)     (23,438)     (89,938)     (24,341)
                   ===========  ===========  ===========  ===========
NET (LOSS)
  PER COMMON SHARE       (.01)        (.01)        (.01)        (.01)
                   ===========  ===========  ===========  ===========
Weighted Average
  Shares
  Outstanding      16,756,000    5,589,000   16,756,000    5,584,920
                   ===========  ===========  ===========  ===========





                        MARKET DATA CORPORATION
                        STATEMENT OF CASH FLOWS
           FOR THE QUARTER ENDED DECEMBER 31, 1996 and 1995
                              (Unaudited)

                                        For the three months ending
                                        December 31,   December 31,
                                            1996           1995
                                      ______________  ____________
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)                             $ (14,911)      $ (23,438)
Adjustments to reconcile net (loss) to
 net cash (used in) operating
  activities:
Consulting expense paid in stock               0           8,158
Depreciation and amortization              2,268           3,317
(Increase) Decrease in:
   Accounts receivable                     8,158         (19,620)
   Officer receivable                          0             699
   Federal Income tax receivables              0          18,385
   Inventory                                   0           1,270
   Prepaid expense                         5,312             526
   Other Assets                              152               0
   Accounts payable and accrued expenses   6,000          16,560
Net cash provided (used in)
  operating activities                      6,979           5,857

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment      (33,059)              0
Purchase of Goodwill                    (189,753)              0
Organizational Costs                           0          (1,500)
Advances on note receivable               20,628               0
Net Cash (used in) investing activities (202,184)         (1,500)

Net cash provided by Financing Activities
 Proceeds from issuance of stock               0          (8,158)
 Note payable to bank                    144,000               0
Net increase (decrease) in cash or
 cash equivalents                        (51,205)         (3,801)
 Beginning of the period                  76,498         111,021

Cash and Cash Equivalents -
  End of Period                        $  25,293       $ 107,220


                             MARKET DATA CORPORATION
                         NOTE TO FINANCIAL STATEMENTS
                                December 31, 1996
                                  (Unaudited)


Divestiture of Renet Financial Corporation by distribution to the shareholders of Market Data Corporation has resulted in the financials presented. Market Data Corporation acquired certain intellectual property rights through foreclosure and equipment through purchase from lien holders.

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



Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.


Liquidity and Capital Resources

During the three month period ending December 31, 1996, the Company experienced a net decrease in cash of ($81,927). Text Services produced positive cash of $6,979 from operations, its accounts receivable decreased $8,158, resulting in net cash of $25,293.

The Renet Services - California Division had a net loss of
$(12,043) in cash for the quarter.

Results of Operations

Text Services

Text Services revenue was $71,943 for the quarter, down 17.3% from the previous quarter and down 26.8% from the same period last year. This decline was due to the continued loss of subscribers on Prodigy. Prodigy has contractually agreed to a new promotion to its subscribers for the month of February to attract new premium subscribers to the Wall St. Edge product. This promotion is currently under way. Text Services expenses for the quarter were down 11.9% from the previous quarter, and 38.5% from the same period last year. This resulted in a loss of 4.0% for the period.

Renet Services - California

A new division was created with the formation of a new corporation names, Renet Financial - California. All activity in
Renet Financial Corporation was terminated and the stock of this company was spun off to the Market Data Corp. shareholders of record on November 18, 1996.

Renet Services - California is a loan brokerage, and produced
$51,254 in revenue for the quarter with a net loss of $(12,043).
This was a startup operation during the reporting period.


Subsequent Events:

Have been described in the 8K dated November 26, 1996




                   PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There has been no significant change in other legal matters at this time.

Item 2.  Changes in Securities

 None


Item 3.  Submission of Matters to a Vote of Securities Holders

 None


Item 4.  Defaults upon Senior Securities

 None


Item 5.  Other Information

Subsequent Events:

On January 7, 1997 a shareholder annual meeting was held and the shareholders approved the following:

     1.  The appointment of Michael B. Johnson and Company, P.C.
as the company's independent certified public accountants.

     2. A reverse split of the presently issued and outstanding shares of the company up to 20:1.

     3. The reorganization of and merger of the company into a new Nevada corporation and change the name of the corporation to Renet Services, Inc. or a name chosen by the board.

     4.  The change of the fiscal year end from March 31, to June
30.

     5. The reelection of Michael F. Pope and Philip C. LaPuma as directors and the election of Victoria Pope as director to serve until the next annual meeting of the shareholders.

Victoria Pope has been active in the mortgage industry the past seven years working in various loan production positions from processing through administration at Renet Financial Corporation. She is the spouse of Michael F. Pope and they have two adult children. Mrs. Pope has many years of mortgage company management experience.



                           SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned duly authorized persons.


Dated _______________________      Market Data Corp.

                                   _________________________
                                   Michael F. Pope


                                   _________________________
                                   Philip C. LaPuma