Form 10-Q/A
period 1996-12-31
MARKET DATA CORP
filed 1997-03-04
CIK 833837

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549


                            FORM 10-Q/A


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












                        MARKET DATA CORP.
                          BALANCE SHEET
                          Consolidated
                           (Unaudited)

                                    December 31,  December 31,
                                       1996          1995
                                   _____________  _____________
ASSETS:

Current Assets:
 Cash and cash equivalents          $      25,293  $    107,220
 Accounts receivable                      115,790       248,676
 Inventory                                  5,058         5,361
 Prepaid expenses                           3,776         4,299
                                    _____________  _____________

    Total Current Assets                  149,917       365,556

Property and Equipment, net of
  accumulated depreciation                150,340        13,575

Other Assets:
Other assets                                3,526        56,361
Investment in equity securities            24,000        24,000
Note receivable from InfoPlan             168,826       168,826
Goodwill, net                              85,753             0
                                    _____________  _____________

Total Other Assets                        282,105       249,187
                                    _____________  _____________

TOTAL ASSETS                        $     582,362  $    628,318
                                    _____________  _____________

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
 Notes payable to a bank            $      40,000  $          0
 Accounts payable                          16,701        31,452
 Unearned revenue                          13,750        13,750
 Customer deposit                             900           900
                                    _____________  _____________
Total Current Liabilities           $      71,351  $     46,102

Stockholders' Equity:
Common stock, .001 par value;
   50,000 shares authorized,
   16,756,255 shares issued
   and outstanding at
   June 30, 1996                          21,589         5,589
Additional paid-in capital               504,333       309,809
Retained earnings (deficit)              (14,911)      266,818
                                    _____________  _____________
Total Stockholders' Equity               511,011       582,216
                                    _____________  _____________
TOTAL LIABILITIES
   AND STOCKHOLDERS' EQUITY         $    582,362   $   628,318
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

Renet Services - California

A new division was created with the formation of a new corporation names, Renet Services - California. All activity in
Renet Financial Corporation was terminated and the stock of this company was spun off to the Market Data Corp. shareholders of record on November 18, 1996.

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