Form 10-Q
period 1997-03-31
MARKET DATA CORP
filed 1997-05-22
CIK 833837

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549


                            FORM 10-Q


         QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
               THE SECURITIES EXCHANGE ACT OF 1934


  Quarter: March 31, 1997 Commission File Number:33-22264-FW

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





                              INDEX
                        MARKET DATA CORP.



PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

     Balance Sheets (Unaudited):                               3
        As of March 31, 1997

     Statements of Operation (Unaudited):                      5
        For the Three Months and Nine months ended
        March 31, 1997

     Statement of Cash Flows (Unaudited):                      7
        For the Three Months and Nine Months
        Ended March 31, 1997

    Article 5 of Regulation S-X                                8

     Note to Financial Statements:                             9
        As of March 31, 1997 (Unaudited)

Item 2.     Management's Discussion and Analysis of           10
               Financial Condition and Results of Operations

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                 11

Item 2.     Change in Securities                              11

Item 3.     Defaults Upon Senior Securities                   11

Item 4.     Submission of Matters to a Vote of Security       11
               Holders

Item 5.     Other Information                                 11



            Signatures                                        12









                        MARKET DATA CORP.
                          BALANCE SHEET
                          Consolidated
                           (Unaudited)


                                    March 31,      March 31,
                                      1997           1996
                                   _____________  _____________
ASSETS:

Current Assets:
 Cash and cash equivalents          $      28,501  $     49,536
 Accounts receivable                      116,028       351,647
 Inventory                                  5,058         5,152
 Prepaid expenses                           1,601         1,638
                                    _____________  _____________

    Total Current Assets                  151,188       407,973

Property and Equipment, net of
  accumulated depreciation                142,675        11,943

Other Assets:
Other assets                                3,526         3,625
Investment in equity securities            24,000        24,000
Note receivable from InfoPlan             168,826       168,826
Goodwill, net                              85,753             0
                                    _____________  _____________

Total Other Assets                        282,105       196,451
                                    _____________  _____________

TOTAL ASSETS                        $     575,968  $    616,367
                                    _____________  _____________

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
 Notes payable to a bank            $      40,000  $          0
 Accounts payable                          15,805        45,824
 Unearned revenue                               0        13,750
 Customer deposit                           1,112           900
                                    _____________  _____________
Total Current Liabilities           $      56,917  $     60,474

Stockholders' Equity:
Common stock, .001 par value;
   50,000 shares authorized,
   16,756,255 shares issued
   and outstanding at
   June 30, 1996                          21,589         5,589
Additional paid-in capital               504,333       309,811
Retained earnings (deficit)               (6,871)      240,495
                                    _____________  _____________
Total Stockholders' Equity               519,051       555,895
                                    _____________  _____________
TOTAL LIABILITIES
   AND STOCKHOLDERS' EQUITY         $    575,968   $   616,367
                                    =============  =============









            MARKET DATA CORPORATION STATEMENT OF OPERATIONS
                 FOR THE QUARTER ENDED March 31, 1997
                              (Unaudited)


                     3 Months    3 Months      9 Months    9 Months
                       Ended       Ended        Ended       Ended
                      Mar. 31     Mar. 31      Mar. 31     Mar. 31
                       1997        1996          1997        1996
                   ___________  ___________  ___________  ___________

REVENUES:
Loan origination
 fees              $  69,183    $       0    $ 120,335    $       0
Gains on sales
 of mortgage loans         0            0            0            0
Product and
 software sales       86,180       94,028      157,587      329,016
Other fees
 and income           13,987            0       14,625            0
                   ___________  ___________  ___________  ___________
Total Revenue        169,350       94,028      292,547      320,016
                   ___________  ___________  ___________  ___________

OPERATING EXPENSES:
Franchise
 commissions          36,769            0       53,004            0
Salaries and
 related benefits     25,228            0       71,549            0
Loan officer
 commissions          22,368            0       38,194            0
Marketing              1,960            0        2,880            0
Loan processing
 costs                 9,024            0       11,606            0
Other general and
 administrative       34,615       60,315       83,731      205,386
Operating costs       27,833       28,666       32,765      112,602
Merger Expenses        3,583       31,613        3,583       53,203
                   ___________  ___________  ___________  ___________
Total Operating
  Expenses           161,380      120,594      297,312      371,191
                   ___________  ___________  ___________  ___________
OPERATING (LOSS)       7,970      (26,566)      (4,765)     (51,175)
OTHER INCOME
 (EXPENSE):
Interest income           70          244           70          244
Interest expense           0            0       (2,106)           0
                   ___________  ___________  ___________  ___________
Net Total Other
 Income (Expense)         70          244       (2,106)         244
                   ___________  ___________  ___________  ___________

NET INCOME
  (LOSS)                8,040      (26,322)      (6,871)    (50,931)
                   ===========  ===========  ===========  ===========
NET (LOSS)
  PER COMMON SHARE      0.000       (0.001)          (0)         (0)
                   ===========  ===========  ===========  ===========

Weighted Average
  Shares
  Outstanding      16,756,000   16,756,000   16,756,000   16,756,000
                   ===========  ===========  ===========  ===========






                        MARKET DATA CORPORATION
                        STATEMENT OF CASH FLOWS
                        FOR THE QUARTER ENDED
                            March 31, 1997
                              (Unaudited)

                                        For the three  For the nine
                                        months ending  months ending
                                          March  31,    March  31,
                                            1997           1997
                                      ______________  ____________
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)                             $   8,040       $  (6,871)
Adjustments to reconcile net (loss) to
 net cash (used in) operating
  activities:
Depreciation and amortization              7,665           9,933
(Increase) Decrease in:
   Accounts receivable                      (238)          7,920
   Officer receivable                          0               0
   Federal Income tax receivables              0               0
   Inventory                                   0               0
   Prepaid expense                         2,175           7,487
   Other Assets                                0               0
   Accounts payable and accrued expenses (14,434)         (8,434)
Net cash provided (used in)
  operating activities                     3,208          10,187

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment            0         (33,059)
Purchase of Goodwill                           0         (85,753)
Advances on note receivable                    0           20,628
Net Cash (used in) investing activities        0          (98,184)

Net cash provided by Financing Activities
 Proceeds from issuance of stock               0               0
 Note payable to bank                          0          40,000

Net increase (decrease) in cash or
 cash equivalents                          3,208         (47,997)
 Beginning of the period                  25,293          76,498

Cash and Cash Equivalents -
  End of Period                        $  28,501       $  28,501







                        MARKET DATA CORP.
                  NOTE TO FINANCIAL STATEMENTS
                       March 31, 1997
                        (Unaudited)



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




Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.


The following discussion should be read in conjunction with the attached consolidated financial statements and with the Company's audited financial statements and notes thereto for the year ending June 30, 1996, in the Company's Form 10-K.

FINANCIAL RESULTS OF OPERATIONS

On a consolidated basis, total revenues increased to $169,350 in the quarter ending March 31, 1997 from $94,028 in the quarter ending June 30, 1996, an increase of 80.1%. This increase in revenue is a result of the increased marketing effort in loan marketing.

Expenses for the quarter ended March 31, 1997, increased 33.8% to $161,380 from $120,594 for the quarter ended March 31, 1996.
Loan commissions to franchisees and loan officers accounted for most of this increase.

A net profit resulted for the current quarter of $8,040 (4.7%), as compared to a net loss of $(26,322) (28.8%) in the prior year quarter ending March 31, 1996. This was due in part to the one time income of $13,750 revenue for the name change settlement (8.1% of revenue).

Cash flow from operations increased $3,208 for the quarter ended
March 31, 1997.

Text Services revenue was $99,930 for the quarter, up 39% from the previous quarter and up from the same period last year. This included a one time income of $13,750 revenue for the name change settlement.

Renet Services - California is a loan brokerage and produced $69,183 in revenue for the quarter with a net loss of $(27,652). This was due to an increase in interest rates during the period with a resultant decrease in loan closings. Expenses were cut in the later month of the quarter in response to lower revenues than anticipated.

Liquidity and Capital Resources

For the quarter, operations increased cash $3,208. The Company's growth will be modest under current circumstances, but significant growth is dependent on planned capital raising in the near future.

Subsequent Events:

The Board of Directors has voted to change the corporation's name to Time Financial Services, Inc. under the authority of the January shareholder's meeting. This change should be completed by June 15, 1997. Renet Services - California has changed its name to Time Lending Group.




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


                                Market Data Corp.
                                (Registrant)


05/20/97                        Michael F. Pope
Date                            (Signature)

05/20/97                        Philip C. LaPuma
Date                            (Signature)