Form 10-K
period 1997-06-30
MARKET DATA CORP
filed 1998-02-17
CIK 833837

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549


                            FORM 10-K

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year                      Commission File
      June 30, 1997                          Number 33-22264-FW

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

                         (281) 586-8686
           (Registrant's telephone number, including area code)

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

                    Yes   X    No
                        _____     _____

The aggregate market value of the 16,756,255 shares of common stock of the Registrant held by non-affiliates on June 30, 1997, was approximately $1,675,626

On June 18, 1997, 16,756,255 shares of common stock (the
Registrant's only class of voting stock) were outstanding.






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

On March 24, 1993, the Company signed an agreement with Prodigy Services Company to broadcast a product to Prodigy subscribers called the Wall Street Edge. Broadcasting of this product commenced in April, 1993, Wall Street by Fax, Inc. (WSBF) a New York City based provider of fax-on demand financial information, began advertising the Company's financial digest, under the name Wall Street Whispers.

In 1996 the Company, retained Alliance Internet Marketing of Nashville, Tennessee, to assist the Text Division in the design and implementation of a web site for Wall Street Whispers. The web site now allows the broadcasting of Wall Street Whispers directly to Internet Subscribers. Current marketing efforts are designed to build direct subscription to Wall Street Whispers on the Internet. The web site is www.wallstwhispers.com.

This division continues to contribute to the overall gross profit of the company. Management will continue to develop marketing to grow the direct delivery of this electronic publication. In addition the company plans to publish a paper printed version of the newsletter and deliver it by mail. Our market research shows that 50% of the market does not yet use the internet and we can add profitability through use of print.

InfoPlan

On July 15, 1993, the Company entered into an option agreement to acquire 100% of InfoPlan International, Inc. an Arizona corporation. Additionally, the Company loaned InfoPlan $150,000 and agreed to make available $100,000 to finance their business activities.

Management opted to not exercise the option to acquire InfoPlan and, subsequently, the option expired on January 31, 1994.

The Company holds as collateral an assignment agreement where, in the event of default, the Company has all rights to foreclose on InfoPlan's trademark and property software. As of fiscal year end, June 30, 1997, InfoPlan owed the Company $211,394 plus additional interest and legal fees, which are currently due and payable. The Company has delayed foreclosure and has written off this amount on the balance sheet in anticipation that the amount will not be recovered. In the first quarter 1998, the Company will again review the possibility of proceeding with the foreclosure and take over the InfoPlan property rights. If there is any remaining value, the Company will seek to sell these rights and obtain some recovery.

Renet Financial

Renet Financial (Renet) was closed in November 1996 as a part of its restructuring. The Board of Market Data Corporation elected to distribute Market Data's ownership in Renet Financial to its shareholders of record as of November 19, 1996, on a prorata basis. The distribution of Renet has no negative impact on the Company.

Time Lending - California

On November 5, 1996, the Company formed a new wholly owned subsidiary now named, Time Lending, California (TLC). On November 18, 1996 MDC placed therein the foreclosed intellectual property rights obtained from Renet.

Time Lending (TLC) is a real estate loan broker licensed under the California Department of Real Estate. TLC is an approved broker for World Savings, Countrywide, and many other large lenders. It has retail loan officers, and it provides loan services to a few remaining franchises.

In April 1997, Time Lending entered into a Joint Venture Agreement with Signature Marketing Associates, Inc. for the purposes of setting up and providing Direct Mail Marketing Services to Lenders. With startup in April 1997 the JV attained profitability by year end. The JV provides full service production, addressing, and mailing of special letters and mailers direct to consumers with the direct response inquiry for a real estate loan. To date these programs have been very successful for the JV's clients.

Item 2.  Properties

The Company (MDC) presently leases 1,400 square feet in Houston, Texas consisting of offices and storage facilities. The lease expired in December 1997 and a new lease was signed expiring
November 2000.

Time Lending (TLC) presently leases 1,400 square feet in Orange, California. This lease was signed in December 1997 and will expire December 1999.

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

Item 4.  Submission of Matters to a Vote of Security Holders

On January 7, 1997 a Shareholders Meeting was held in the Orange,
California office for the purposes of bringing before the shareholders the following matters:

1. "RESOLVED THAT THE SHAREHOLDERS approve the actions of the board of Directors which have accurred since the last shareholders meeting." The item passed.

2. "RESOLVED THAT THE SHAREHOLDERS approve the appointment of
Michael B. Johnson and Company P.C. as the company's independent certified public accountants." The item passed.

3. "RESOLVED THAT THE SHAREHOLDERS approve a reverse split of the presently issued and outstanding shares of the company up to 20:1." The item passed.

4. "RESOLVED THAT THE SHAREHOLDERS approve the reorganization and merger of the company into a new Nevada corporation and change the name of the corporation to Renet Services, Inc. or a name chosen by the board." Subsequently, the name Time Financial Services, Inc. was chosen. The item passed.

5. "RESOLVED THAT THE SHAREHOLDERS approve a change in the fiscal year end from March 31 to June 30." The item passed.

6. "RESOLVED THAT THE SHAREHOLDERS elect directors to serve until the next annual meeting of the shareholders." Michael F. Pope, Philip C. LaPuma, and Victoria Pope were elected directors. There being no further business, the meeting was adjourned.

Item 5.  Other Information

Effective July 1, 1997, the Company's name was changed to Time
Financial Services, and the common stock was reversed 20:1 as approved by the shareholders.

In August 1997, the Company purchased real estate with the approximate market value of $846,000. The purchase assumed the current financing and traded common treasury stock and convertible preferred for the equity (i.e. the difference between the market value and the balance owed on the financing). A summary of these transactions is below:

Property:

Laughlin, NV          Market     Assumed     Equity at     Common
                      Value      Loans       Market        Issued
                                                       Post Reverse
1683 Esteban         $97,000     $71,831     $25,169         8,427
1692 Esteban         $97,000     $65,677     $31,323        10,487
30 Palm Garden      $100,000     $83,813     $16,187         5,419

Huntington Beach, Ca

6421 Bellinger      $295,000    $222,000     $73,000        24,333

Rialto, Ca                                               Preferred
216 E Morgan         $94,000     $70,000     $24,000      22 shares
216 Van Koverig      $88,000     $68,000     $20,000      30 shares
1550 Etiwanda        $75,000     $58,000     $17,000      25 shares

Total               $846,000    $639,321    $206,679

These assets show on the company's balance sheet as of September
30, 1997.

Golden West Funding. The Board of Directors reviewed the due diligence on Golden West Funding and determined that it was not in the best interest of the company to continue with the proposed merger.

                             PART II

Item 5.  Market for the Company's Common Stock and Related
Stockholder Matters.

The common stock of the Company commenced trading in the over-the-counter market on November 19, 1988. The following table sets forth, for the periods indicated through the fiscal year ended June 30, 1997, the range of high and low bid quotations for the Company's common stock as reported by a market-maker in the Companies securities. The quotations which appear below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


Quarter Ended                  High Bid       Low Bid
____________________           _________      _________
June 30, 1993                  $  1.75        $  .75

September 30, 1993             $  1.50        $  .875

December 31, 1993              $  1.00        $  .875

March 31, 1994                 $  1.00        $  .875

June 30, 1994                  $   .875       $  .75

September 30, 1994             $  1.25        $  .625

December 31, 1994              $   .875       $  .625

March 31, 1995                 $   .75        $  .375

June 30, 1995                  $   .625       $  .375

September 30, 1995             $   .50        $  .375

December 31, 1995              $   .375       $  .25

March 31, 1996                 $   .62        $  .25

June 30, 1996                  $   .50        $  .25

September 30, 1996             $   .1875      $  .1875

December 31, 1996              $   .1875      $  .125

March 31, 1997                 $   .21        $  .0875

June 30, 1997                  $   .10        $  .750

The Company has not paid any dividends on its common stock and the Board of Directors of the Company presently intends to pursue a policy of retaining earnings, if any, for use in the Company's operations and to finance expansion of the business. The declaration and payment of dividends in the future, of which there can be no assurance, will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial conditions, capital requirements, and other factors.


As of June 30, 1997, the Company had approximately 153 shareholders of record, which does not include shareholders whose shares are held in street or nominee names.

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

               Time Financial Services, Inc.
                 formerly Market Data Corp.
                      Consolidated



                      1997       1996       1995       1994       1993
Revenue           $515,397   $430,002   $635,015  $973,949  $1,018,815

Net Income
 (Loss)            (45,340)   (90,330)   (36,162)  343,758     (17,394)

Extraordinary
 Loss             (518,567)

Net After
 Extraordinary
 Loss             (563,907)   (90,330)   (36,162)  343,758     (17,394)

Net Income (Loss)
 per share        (0.34019)     0.005      (0.007)   0.063
(0.003)


                  Year Ended June 30,
                     Balance Sheet

                    1997        1996       1995       1994       1993

Current Assets     8,673    $141,363   $367,881   $590,614  $  95,973

Total Assets      18,925     540,097    644,481    858,001    260,310

Current
 Liabilities      66,337      23,602     46,082    225,940     40,507

Shareholders
Equity           (47,412)    516,495    598,399    632,061    219,803

Per Share Equity (.00284)      0.031      0.106      0.116      0.04

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

During the year ended June 30, 1997, the Company reorganized and took an extraordinary write off of non-performing assets. This included the distribution of Renet, the write off of assets obtained from Renet, and the note and receivable balances over due from InfoPlan International, Inc.

These extraordinary charges create a $563,907 loss carry forward that will be used to reduce income taxes in future years. Of that total, $335,182 represent the amount due from InfoPlan. The Company intends to pursue recovery of these funds from InfoPlan and its owner. Should this occur, the amount obtained will be considered extraordinary gain.

The Text Services Division income decreased ($108,327) to $321,675 or 25% for the year. The subscription base of Prodigy declined due to Prodigy's sale and conversion to an Internet Service Provider. This has caused its volume on Prodigy Classic to decline. The Company has established its own web site for Wall Street Whispers. It is http://www.wallstwhispers.com.

Time Lending, California is the mortgage start up. The revenue for fiscal 1997 was $193,721. This was primarily in mortgage loan commissions. The total revenue for the Company for fiscal 1997 was $515,397. This is an increase of $85,395 or 19.8% over 1996.

Net Income

The Company lost ($45,340) in operations for 1997. This was due to start up cost and reorganization costs incurred as previously reported in our quarterly reports. This compares to a loss of ($90,330) for 1996. General and administrative cost decreased $120,540 for 1997. The text division generated $3,594 in operating profit for 1997. Time Lending, California lost ($48,934) for the year. The Board of Directors decided to write off all receivables that were in dispute with InfoPlan as uncollectible. This resulted in a net loss of ($563,907) for 1997.

Item 8.  Financial Statements and Supplementary Data.

The response to this item is being submitted as a separate Section of this report.

Item 9. Changes In and Disagreements with Accounts on Accounting and Financial Disclosure.

There were no changes or disagreements with the Company's public accountants.



                              Part III

Item 10.  Directors and Executive Officers of Registrant

The present directors and executive officers of the Company, their ages, positions held in the Company and duration of service are as follows:

Name                Age   Position               Since
__________________  ____  ________________       _____________
Michael F. Pope      48    Director              March 1996
                           President             August 1996
Philip C. LaPuma     58    Director              March 1996
                           Secretary             August 1996
                           Treasurer             August 1996
Victoria Pope        49    Director              January 1997

Business Experience

The following is a brief account of the business experience during at least the past five years of each director and executive officer, including the principal occupation and employment during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Michael F. Pope, age 48, has been Director of the Company since March 1996, and President since August 1996. Mr. Pope was one of the founders of Renet Financial Corporation in 1988. He has a Bachelor of Arts degree in Economics from California State - Long Beach. He holds a real estate brokers license in the State of California.

Philip C. LaPuma, age 58, has been Director of the Company since March 1996 and Secretary / Treasurer since August 1996. Mr. LaPuma holds a Bachelors of Science degree in Industrial Engineering from Stanford University and an MBA in General Management from the University of Southern California. He also co-founded Renet. He is a Registered Professional Engineer in the State of California.

Victoria Pope, age 49, has been a Director of the Company since January 1997. She has been active in the mortgage industry the past seven years working in various loan production positions from processing through administration at Renet Financial Corporation. She is the spouse of Michael F. Pope and they have two adult children. Mrs. Pope has many years of mortgage management experience.


Item 11.  Executive Compensation

The following table sets forth the summary compensation for all officers for services during the three fiscal years ended June 30, 1997.

                                                          Long Term
                                   Annual Compensation  Compensation
                                    ________________   _____________
Name & Principal Position  Period   Salary   Bonus       Options (#)
_________________________  _______  _______  _______   _____________
Michael F. Pope            6/30/97  $48,000  $     0
Director and President     6/30/96  $48,000               535,875

Philip C. LaPuma           6/30/97  $48,000  $     0
Director and               6/30/96  $48,000               535,875
Secretary-Treasurer

Steven C. Naremore         6/30/96  $23,700  $     0
President                  6/30/95  $12,500  $     0
                           3/31/95  $50,000  $ 2,500
                           3/31/94  $50,000  $15,000


W.E. Whalen,               3/31/95  $ 8,333  $     0
Vice President             3/31/94  $50,000  $15,000
                           3/31/93  $50,000  $ 2,083

Janice S. Whalen,          6/30/96  $29,100  $     0
Secretary/Treasurer        6/30/95  $12,480  $     0
                           3/31/95  $44,000  $ 1,500       150,000

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

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

As of June 30, 1997, two officers and directors were known to own or control beneficially more than five percent of the Company's outstanding voting stock. The table below sets forth the total number of shares of the Company's outstanding voting stock owned by individuals, organizations, and officers of the Company and of all officers and directors as a group.

Title of class   Name and Address of  Number of Shares Owned    Percent
                 Beneficial Owner     Beneficially and of Record  of
                                                                class
--------------- --------------------- -------------------------- ------
Common Stock      Michael L. Pope         3,180,150                19%
                  1182 N. Tustin Ave.
                  Orange, CA  92867

Common Stock      Philip C. LaPuma        2,628,430                16%
                  1182 N. Tustin Ave.
                  Orange, CA  92867
                                          5,808,580                35%

Item 13.  Certain Relationships and Related Transactions

There were no transactions, or series of transactions, for the fiscal year ended June 30, 1997, nor are there any current proposed transactions, or series of the same, to which the Company is a party, in which the amount exceeds $60,000 and in which, to the knowledge of the Company, any director, executive officers, nominee, five percent shareholders or any member of the immediate family of the foregoing person, have or will have a direct or indirect material interest.

                               ITEM IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form
8-K
(a) (1) and (a) (2)

The financial statements and schedules are filed as part of this report.

(a) (3)

None

(b), (c), and (d)

A Financial Data Schedule will be filed as an Exhibit to this report for the year ended June 30, 1997.



                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             MARKET DATA CORPORATION
                             (Registrant)

02/17/98                           Michael F. Pope
(Date)                             (Signature)

02/17/98                           Philip C. LaPuma
(Date)                             (Signature)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons, which include the principal executive officer, principal financial officer and a majority of the Board of Directors, on behalf of the Registrant in capacities and on the dates indicated.

Michael F. Pope          Director                     02/17/98
(Signature)              (Title)                      (Date)


Philip C. LaPuma         Director                      02/17/98
(Signature)              (Title)                       (Date)


                              ITEM 14.

   INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

           Financial Statements
           Consolidated

                Independent Auditors' Report

                Balance Sheet for year ended June 30, 1997

                Statement of Operations for year ended June 30, 1997

                Statement of Cash Flows for year ended June 30, 1997

                Statement of Stockholders' Equity for the year ended
                   June 30, 1997

                Notes to financial statements


(a) (1)  Financial Statement Schedules

                A Financial Data Schedule, Article 5 of Regulation S-X will follow this report as an exhibit.













                      MARKET DATA CORPORATION

                        FINANCIAL STATEMENTS

             FOR THE YEARS ENDED JUNE 30, 1997 and 1996





                   MICHAEL B. JOHNSON & CO., P.C.
                    CERTIFIED PUBLIC ACCOUNTANTS
                   9175 EAST KENYON AVE. SUITE 100
                          DENVER, CO 80237

Michael B. Johnson C.P.A.            Telephone (303) 795-0099
Member A.I.C.P.A.
Colorado Society of C.P.A.'s

                    INDEPENDENT AUDITORS' REPORT
Board of Directors
Market Data Corporation
Houston, Texas

We have audited the accompanying Balance Sheet of Market Data Corporation as of June 30, 1997 and 1996, and the related Statement of Operations, Stockholders' Equity and Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

As Shown in the financial statements, the company incurred a net loss of $563,907 for 1997 and had incurred a net loss in the prior year. At June 30, 1997, current liabilities exceed current assets by $57,664. These factors indicate that the company has substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the company cannot continue in existence.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Market Data Corporation as of June 30, 1997 and 1996, and the results of their operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


Michael B. Johnson & Co., P.C.
Denver Colorado
January 10, 1998




                       MARKET DATA CORPORATION
                            BALANCE SHEET
                              JUNE 30,

                                              1997           1996
                                         _____________   _____________
ASSETS:

Current Assets:
 Cash and cash equivalents               $     8,623       $   25,038
 Accounts receivable                              50           64,541
 Inventory                                         0            5,058
 Prepaid expenses                                  0            4,157
 Receivable from InfoPlan                          0           42,569
                                         _____________   _____________

    Total Current Assets                       8,673          141,363

Property and Equipment, net of accumulated
   depreciation of $91,074 and $50,688
   at June 30, 1997 and 1996 respectively     10,102            9,908

Other Assets:
Investment in equity securities                  150           24,000
Note receivable from InfoPlan                      0          168,826
Note receivable from subsidiary                    0          196,000
                                         _____________   _____________

Total Other Assets                               150          388,826
                                         _____________   _____________

TOTAL ASSETS                             $    18,925       $  540,097
                                         =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
 Accounts Payable                        $    63,855       $   22,553
 Accrued Expenses                              2,482            1,049
                                         _____________   _____________

Total Current Liabilities                $    66,337           23,602

Stockholders' Equity:
Common stock, .001 par value;
 50,000,000 shares authorized,
 16,756,255 issued and outstanding
 at June 30, 1997 and June 30, 1996,
 respectively                                 16,756           16,756

Additional paid-in capital                   298,642          298,642
Retained earnings (deficit)                 (362,810)         201,097
                                         _____________   _____________
Total Stockholders' Equity                   (47,412)         516,495
                                         _____________   _____________
TOTAL LIABILITIES
   AND STOCKHOLDERS' EQUITY              $    18,925       $  540,097
                                         =============   =============

The accompanying notes are an integral part of the financial statements.



                       MARKET DATA CORPORATION
                       STATEMENT OF OPERATIONS
                  FOR THE YEAR ENDED JUNE 30, 1997


                                         1997             1996
REVENUE:

Product and software sales           $   303,785        $  413,324
Loan fees                                179,289                 0
Other revenue                             32,323            16,678
                                    _____________      _____________
Total Revenue                            515,397           430,002

COSTS AND EXPENSES:

Loan officer commissions                 160,967                 0
Operating costs                          144,438           144,460
General and administrative               255,332           375,872
                                    _____________      _____________
Total Operating Expenses                 560,737           520,332
                                    _____________      _____________

Net Income (Loss) Before
 Extraordinary Loss                      (45,340)          (90,330)

Extraordinary Loss:

Loss on Subsidiary Receivable           (183,385)                0
Loss on Receivable Write-Off            (211,395)                0
Loss on Investment                      (123,787)                0

                                    _____________      _____________
Total Extraordinary Loss                (518,567)                0
                                    _____________      _____________
NET INCOME (LOSS)                    $  (563,907)      $   (90,330)
                                    =============      =============

NET INCOME (LOSS) PER SHARE
 BEFORE EXTRAORDINARY LOSS           $      0.00       $     (0.01)

NET (LOSS) PER SHARE EXTRAORDINARY
 LOSS                                      (0.03)             0.00
                                    =============      =============

WEIGHTED AVERAGE SHARES OUTSTANDING   16,756,255         9,311,418
                                    =============      =============


The accompanying notes are an integral part of the financial statements.




                       MARKET DATA CORPORATION
                       STATEMENT OF CASH FLOWS
                    FOR THE YEAR ENDED JUNE 30,

                                            1997             1996
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                              $   (563,907)     $  (90,330)
Reconciliation of net income (loss) to
 net cash (used in) operating activities:
    Depreciation and amortization             12,421           9,072

    (Increase) Decrease in:
       Accounts receivable                    64,491          (5,189)
       Customer database                           0           3,692
       Officer receivable                          0          55,560
       Inventory                               5,058           1,549
       Prepaid expenses                        4,157             131
       Federal income tax receivable               0          24,161
       Receivable from InfoPlan               42,569         146,830
       Investment                             23,850               0
       Note receivable from subsidiary       196,000        (196,000)
       Note receivable from InfoPlan         168,826               0
    Increase (Decrease) in:
       Accounts payable                       41,302             867
       Accrued expenses                        1,433              (7)
                                        _____________     _____________

Net Cash Provided by (Used in)
 Operating Activities                         (3,800)        (49,664)

                                        _____________     _____________

CASH FLOWS USED FOR INVESTING ACTIVITIES:
      Capital additions net of retirement    (12,615)              0
                                        _____________     _____________
Net Cash Used in Investing Activities        (12,615)              0
                                        _____________     _____________

Net Increase (Decrease) in Cash and
  Cash Equivalents                           (16,415)        (49,664)

Cash and Cash Equivalents -
  Beginning of Period                         25,038          74,702
                                        _____________     _____________
Cash and Cash equivalents-
  End of period                         $      8,623      $   25,038
                                        =============     =============

There were no cash payments for interest nor income taxes during the two-year period ended June 30, 1997 nor year ended June 30, 1996.

The accompanying notes are an integral part of the financial statements.



                       MARKET DATA CORPORATION
                  STATEMENT OF STOCKHOLDERS' EQUITY


                               Additional Retained    Total
                COMMON STOCK    Paid-in   Earnings Stockholders'
             Shares     Amount  Capital   (Deficit)    Equity

Balance -
June 30,
1995         5,589,000  $ 5,589 $309,809   $291,427   $606,825

Issuance
 of Stock   11,167,255   11,167  (11,167)         0          0

Net Loss
 06/30/96            0        0        0    (90,330)   (90,330)
            __________  _______ ________   __________ _________

Balance -
June 30,
1996        16,756,255   16,756  298,642    201,097    516,495

Net Loss             0        0        0   (563,907)  (563,907)
            __________  _______ ________   __________ _________

Balance -
June 30,
1997        16,756,255  $16,756 $298,642   $(362,810) $(47,412)
            ==========  ======= ========   ========== =========


The accompanying notes are an integral part of the financial statements.



                          MARKET DATA CORP.
                    NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 1997


NOTE 1- ORGANIZATION AND PRESENTATION:

Market Data Corporation (the Company) was incorporated in the state of Texas on March 15, 1988.

Market Data Corporation, a Texas corporation, and Renet Financial Corporation, a California corporation, merged on March 1, 1996. During November 1996 the California corporation was demerged and the shares of the Corporation were distributed to the shareholders of the company.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

These financial statements are presented on the accrual method of accounting in accordance with generally accepted accounting principles. Significant principles followed by the company and the methods of applying those principles, which materially affect the determination of the financial position and cash flows, are summarized below:

Description of Business:

Market Data Corporation markets financial information systems, software and on-line subscription financial data. The Company develops subscription based, daily financial text products that are marketed throughout the financial community.

Revenue Recognition

Revenue is recognized at the time of sale. Accounts receivable are written off when deemed uncollectible.

Cash and Cash Equivalents

The Company considers all highly-liquid debt instruments, purchased with an original maturity of three months or less, to be cash equivalents.

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market, and consists of signal receiving equipment and software.

Property and Equipment

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



   Furniture and fixtures               5 years
   Computer equipment and software    3-5 years
   Demonstration equipment              5 years
   Leased equipment                     3 years

Federal Income Tax:
Effective April 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (FAA 109), "Accounting For Income Taxes." FAS 109 requires the recognition of deferred tax liabilities and assets for the anticipated future tax effects of temporary differences that arise as a result of differences in the carrying amounts and tax bases of assets and liabilities. There was no material effect on the financial statements as a result of adopting FAS 109.

Use of Estimates:
The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3- PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

                                      June 30, 1997    June 30, 1996

Furniture and fixtures                $   39,996       $   19,706
Computer equipment and software           56,253           35,945
Demonstration equipment                    3,295            3,295
Leased equipment                           1,650            1,650
                                      _____________    _____________
                                         101,176           60,596
Less:  Accumulated depreciation           91,074           50,688
                                      ____________     _____________
                                      $   10,102       $    9,908
                                      ============     =============

NOTE 4- OPERATING LEASES:

The Company leases office space under an operating lease agreement which expires November 30, 1997.

Future minimum lease payments as of June 30, 1997 are as follows:

                 1998    $13,964
                         =======




NOTE 5- RECEIVABLE WRITE-OFF INFOPLAN:

The Company has a note receivable of $168,826 at June 30, 1996 from InfoPlan International Inc. The note bears interest at 9% and was due February 28, 1997. Additionally, the Company has advances to InfoPlan of $42,569 at June 30, 1996. The note and the advances are secured by a Property Collateral Assignment.

InfoPlan failed to meet the terms of the repayment schedule of the note receivable. The balance of the principal plus other fees was to be paid in installments on May 31, 1996, July 31, 1996, and September 30, 1996. InfoPlan did not pay these installments and the Company has deemed these receivables as uncollectible.

NOTE 6- LOSS ON INVESTMENTS:

As of March 31, 1993, the Company has an investment in 150 shares of common stock of Data Sport, Inc. stated at a cost of $36,000. During 1994, DBC acquired all of the shares of Data Sport, Inc., and in exchange for its 150 shares, the company received a warrant to purchase 9,167 shares of DBC common stock at $4.61 per share through December 31, 1998. The Company recognized a $12,000 loss on the exchange, stating the investment in the DBC warrant, which is classified as available-for-sale, at an estimated market value of $24,000 at March 31, 1994. There was no change in estimated market value during 1996. The stock value has dropped and the Company has valued the stock at a nominal price of $150. The Company wrote off worthless inventory of $5,058 and other assets valued at $94,879.

NOTE 7- LOSS ON SUBSIDIARY RECEIVABLE:

The Company advanced its subsidiary $196,000. The Company received property and equipment valued at $12,615, leaving a net loss of $183,385.

NOTE 8- GOING CONCERN:

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained a substantial operation loss this year. As shown in the financial statements, the Company incurred a net loss of $563,907 for 1997 and had incurred a net loss in the prior year. At June 30, 1997, current liabilities exceed current assets by $57,664. These factors indicate that the Company has substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.





In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, and the success of its future operation. Management believes that actions presently being taken to revise the Company's operating and financial requirements proved the opportunity for the Company to continue as a going concern.

NOTE 9- SUBSEQUENT EVENTS:

The Company, at a shareholders' meeting last January 7, 1997, completed its name change to Time Financial Service, Inc. effective July 1, 1997. Market Data Corporation also changed its state of domicile from Texas to Nevada by merging with Time Financial Service, Inc., a Nevada corporation. In the articles of merger, the Board of Directors of each company deem it advisable and generally to the welfare of each company that the Texas Company merge with and into the Nevada Company under and pursuant to the provisions of Section 5.07 of the Texas Business Corporation Act and Section 78.475 of the Nevada Revised Statues and in accordance with Section 368(a)(1)(f) of the Internal Revenue Code of 1986 as amended in order to change the domicile of the Texas Company to the State of Nevada.

The Nevada Company is a corporation duly organized under the laws of the State of Nevada having been incorporated January 29, 1997, has authorized capital stock consisting of 5,100,000 shares of which, 5,000,000 are voting shares of common stock $.001 par per each, of which 100 shares are issued and outstanding and are held by the Texas Company. 100,000 are non-voting shares of preferred stock with no par value, of which NO shares are issued or outstanding. This change also includes a reverse split of the stock. For every twenty shares of Market Data Corporation stock the shareholder will receive one share of Time Financial Services stock.

As of February 5, 1998 the state of Texas has not allowed the Company to make the above changes until all necessary documentation has been filed with the state of Texas. Management believes all necessary filing will be done in the very near future.