Form 10-Q
period 1997-09-30
MARKET DATA CORP
filed 1998-02-23
CIK 833837

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549


                            FORM 10-Q


         QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
               THE SECURITIES EXCHANGE ACT OF 1934


Quarter: September 30, 1997 Commission File Number:33-22264-FW

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

                         (281) 586-8686
_________________________________________________________________
      (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing Requirements for the past 90 days.

  X   Yes       No
_____     _____

     The number of shares outstanding of each of the issuer's classes of stock, as of September 30, 1997, are as follows:

Class of Securities:                Shares Outstanding:
Common Stock, $.001 par value       837,813





                              INDEX
                        MARKET DATA CORP.



PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

     Balance Sheets (Unaudited):                               3
        As of September 30, 1997

     Statements of Operation (Unaudited):                      5
        For the Three Months ended September 30, 1997

     Statement of Cash Flows (Unaudited):                      6
        For the Three Months Ended September 30, 1997

     Note to Financial Statements:                             7
        As of September 30, 1997 (Unaudited)

Item 2.     Management's Discussion and Analysis of            8
               Financial Condition and Results of Operations

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                  9

Item 2.     Change in Securities                               9

Item 3.     Defaults Upon Senior Securities                    9

Item 4.     Submission of Matters to a Vote of Security        9
               Holders

Item 5.     Other Information                                  9



            Signatures                                         9












                        MARKET DATA CORP.
                          BALANCE SHEET
                          Consolidated
                           (Unaudited)


                                    September 30,  September 30,
                                        1997          1996
                                    _____________  _____________

ASSETS:

Current Assets:
 Cash and cash equivalents          $      12,074  $     16,835
 Accounts receivable                            0       136,952
 Inventory                                      0         5,058
 Prepaid expenses                               0         4,797
 Receivable from InfoPlan                       0        42,569
                                    _____________  _____________

    Total Current Assets                   12,074       206,211

Property and Equipment, net of
  accumulated depreciation                 10,102         9,908

Other Assets:
Investment in equity securities               150        24,000
Note receivable from InfoPlan                   0       168,826
Note receivable from subsidiary                 0       196,000
Real Property at Acquisition Cost         786,699             0
                                    _____________  _____________

Total Other Assets                        786,849       388,826
                                    _____________  _____________

TOTAL ASSETS                        $     809,025  $    604,945
                                    _____________  _____________
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable                    $      56,702  $    14,799
Accrued expenses                            2,482       22,553
                                    _____________  _____________
Total Current Liabilities           $      59,184  $     87,351

Long Term Mortgage Debt             $     639,321             0
                                    _____________  _____________
Total Liabilities                   $     698,505  $          0

Stockholders' Equity:
Common stock, .001 par value;
   50,000 shares authorized,
   16,756,255 shares issued
   and outstanding at
   June 30, 1997                           16,756         5,589
Additional paid-in capital                298,642       309,810
Stock for Real Estate                     156,000             0
Retained earnings (deficit)              (360,878)      252,161
                                    _____________  _____________
Total Stockholders' Equity                110,520       567,560
                                    _____________  _____________
TOTAL LIABILITIES
   AND STOCKHOLDERS' EQUITY         $    809,025   $    604,911
                                    =============  =============


           MARKET DATA CORPORATION STATEMENT OF OPERATIONS
              FOR THE QUARTER ENDED SEPTEMBER 30, 1997
                           (Unaudited)


                                         Three months ending
                                     September 30,  September 30,
                                          1997          1996
                                    _____________  _____________
REVENUE:

Loan origination fees                $    29,790   $          0
Rental Income                                  0              0
Product and software sales                50,100        107,018
Other fees and income                      5,125          3,462
                                    _____________  _____________
Total Revenue                             85,016        110,480


OPERATING EXPENSES:

Loan officer commissions                  27,418              0
Loan processing costs                      4,418              0
Other general and administrative          10,693         98,758
Operating costs                           40,555          3,339
                                    _____________  _____________
Total Operating Expenses                  83,084        102,098

OPERATING PROFIT (LOSS)                    1,932          8,382
                                    _____________  _____________

NET (LOSS) PER COMMON SHARE          0.002305873       0.0005002
Before Extraordinary Loss
                                    =============  =============

Weighted Average Shares Outstanding      837,813      16,756,255


                      MARKET DATA CORPORATION
                      STATEMENT OF CASH FLOWS
           FOR THE QUARTER ENDED SEPTEMBER 30, 1997 AND 1996
                           (Unaudited)

                                      For the three months ending
                                            1997         1996
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)                             $   1,932        8,382
Adjustments to reconcile net (loss) to
 net cash (used in) operating
  activities:
Depreciation and amortization                  0            0
Change in assets and liabilities:
   Accounts receivable                        50      (72,411)
   Inventory                                   0            0
   Prepaid expense                             0         (640)
   Other assets                                0            0
   Accounts payable and
     accrued expenses                      1,469       13,750
                                    _____________  ____________
Net cash (used in) operating
  activities                               3,451      (50,919)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by financing
 activities                                    0            0
Proceeds from issuance of stock                0       42,716

                                    _____________  ____________
NET CASH PROVIDED BY
  FINANCING ACTIVITIES                         0       42,716
                                    _____________  ____________

Net decrease in cash and cash
   equivalents                             3,451       (8,203)

Beginning of period                        8,623       25,038
                                    _____________  ____________
End of period                       $     12,074   $   16,835



                       MARKET DATA CORP.
                 NOTE TO FINANCIAL STATEMENTS
                      SEPTEMBER 30, 1997
                         (Unaudited)



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



Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.


Liquidity and Capital Resources

During the three month period ending September 30, 1997, the Company experienced a net increase in cash of $3,451. This increase was due to $1,932 in profit and the acquisition of the rental properties.

Results of Operations

Text Division:

The Text Division continues its publication of Wall Street Whispers and its content for various on-line providers. The subscription base on Prodigy continues to decline while only limited increases in subscribers have occurred through Wall Street Whispers Web site.

Time Lending:

During the first quarter the loan production declined because of the emphasis on the Marketing Joint Venture. This period did represent the turning point for the Company's profitability.


Re-Capitalization

On July 1, 1997, to Company changed its name and did a 20:1 stock reverse. The Company's new name is Time Financial Services, Inc.
and it has 837,000 shares of common stock outstanding.

The Board of Directors on June 20, 1997 created a new "Convertible" preferred "Class A" stock. The purpose of this stock is to purchase real estate and raise capital through a private offering. The stock has a stated value of $1,000 per share and pays a dividend equal to 12% per year paid quarterly.

The Company purchased eight properties valued at $834,000. (See the following schedule.)

Seventy seven shares of preferred stock and 48,666 shares of common stock from treasury for these properties (see schedule).
This resulted in an increase in assets of $846,000.

At current market, less assumed mortgages the market based equity of these properties is $206,679 as of September 30, 1997.


Joint Venture - Direct Mail Marketing

Time Lending agreed in principal to form a joint venture with Signature Marketing Associates, Inc. The purpose of this Joint Venture is to provide direct mail services to mortgage retailers. Direct mail creates telephone inquiries that result in mortgage applications and closings.

The joint venture has high potential for growth. From April 1997, through December 1997, Signature Marketing Associates, Inc. generated over $600,000 in revenues. The joint venture agreement calls for Time Lending to provide accounting, technical support, and sales, while Signature Marketing provides sales, production, and capital. The resultant profits are split evenly. This had minor impact in the first quarter for Time Financial, but will begin to show profits for the quarter ending December 30, 1997.



                   PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There has been no significant change in other legal matters at this time.

Item 2.  Changes in Securities

The stock reverse was effective July 1, 1997 with the stock being reversed 20:1. This was included with the name change to Time Financial Services, Inc. Therefore, twenty shares of common for Market Data Corp. is now equivalent to one share of Time Financial Services, Inc. common. The stock symbol has been changed to "TIMF"


Item 3.  Submission of Matters to a Vote of Securities Holders

 None

Item 4.  Submission of Matters to a Vote of Securities Holders

 None

Item 5.  Other Information

Since the filing of the Company 10K, there have been no material changes with respect to pending proceedings other than that set forth above.



                           SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned duly authorized persons.


                               Market Data Corp.
                               (Registrant)

02/20/98                                 Michael F. Pope
(Date)                                   (Signature)

02/20/98                                 Philip C. LaPuma
(Date)                                   (Signature)