Form 10-Q
period 1997-12-31
MARKET DATA CORP
filed 1998-03-04
CIK 833837

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549


                            FORM 10-Q


         QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
               THE SECURITIES EXCHANGE ACT OF 1934


 Quarter: December 31, 1997 Commission File Number:33-22264-FW

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

  X   Yes       No
_____     _____

     The number of shares outstanding of each of the issuer's classes of stock, as of September 30, 1996, are as follows:

Class of Securities:                Shares Outstanding:
Common Stock, $.001 par value       989,230





                              INDEX
                        MARKET DATA CORP.



PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

     Balance Sheets (Unaudited):                               3
        As of December 31, 1997

     Statements of Operation (Unaudited):                      5
        For the Three Months and Six months ended
        December 31, 1997

     Statement of Cash Flows (Unaudited):                      6
        For the Three Months Ended December 31, 1997

    Article 5 of Regulation S-X, Financial Data Schedule       7

     Note to Financial Statements:                             8
        As of December 31, 1997 (Unaudited)

Item 2.     Management's Discussion and Analysis of            9
               Financial Condition and Results of Operations

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                 11

Item 2.     Change in Securities                              11

Item 3.     Defaults Upon Senior Securities                   11

Item 4.     Submission of Matters to a Vote of Security       11
               Holders

Item 5.     Other Information                                 11



            Signatures                                        12






                        MARKET DATA CORP.
                          BALANCE SHEET
                          Consolidated
                           (Unaudited)


                                    December 31,  December 31,
                                       1997          1996
                                   _____________  _____________
ASSETS:

Current Assets:
 Cash and cash equivalents          $      76,682  $     25,293
 Accounts receivable                            0       115,790
 Inventory                                      0         5,058
 Prepaid expenses                           6,950         3,776
                                    _____________  _____________

    Total Current Assets                   83,632       149,917

Property and Equipment, net of
  accumulated depreciation                 10,102       150,340

Other Assets:
Other assets                                    0         3,526
Investment in equity securities               150        24,000
Note receivable from InfoPlan                   0       168,826
Goodwill, net                                   0        85,753
Real Property at acquisition cost         786,699             0
                                    _____________  _____________

Total Other Assets                        786,849       282,105
                                    _____________  _____________

TOTAL ASSETS                        $     880,583  $    582,362
                                    _____________  _____________

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
 Accounts payable                          41,548        56,701
 Accrued expenses                           4,416           900
 Unearned revenue                                        13,750
                                    _____________  _____________
Total Current Liabilities           $      45,964  $     71,351

Long Term Mortgage Debt             $     639,321             0
                                    _____________  _____________
Total Liabilities                   $     685,285  $     71,351


Stockholders' Equity:
Common stock, .001 par value;
   50,000 shares authorized,
   989,230 shares issued
   and outstanding at
   December 31, 1997                       16,756        21,589
Additional paid-in capital                298,642       504,333
Stock for real estate                     156,000             0
Retained earnings (deficit)              (276,100)      (14,911)
                                    _____________  _____________
Total Stockholders' Equity                195,298       511,011
                                    _____________  _____________
TOTAL LIABILITIES
   AND STOCKHOLDERS' EQUITY          $    880,583   $   582,362
                                    =============  =============




            MARKET DATA CORPORATION STATEMENT OF OPERATIONS
                FOR THE QUARTER ENDED DECEMBER 31, 1997
                              (Unaudited)

                     3 Months    3 Months      6 Months    9 Months
                       Ended       Ended        Ended       Ended
                      Dec. 31     Dec. 31      Dec. 31     Dec. 31
                       1997        1996          1997        1996
                   ___________  ___________  ___________  ___________

REVENUES:
Loan origination
 fees              $  54,962    $  51,152    $  84,752    $  51,152
Rental income         13,612            0       13,612            0
Marketing Income     144,325            0      144,325            0
Product and
 Software sales       60,370       71,407      110,470      178,425
Other fees and
 income                   38          638        5,163        4,100
                   ___________  ___________  ___________  ___________
Total Revenue        273,307      123,197      358,322      233,677
                   ___________  ___________  ___________  ___________

OPERATING EXPENSES:
Loan officer
 commissions          76,050       32,061      103,468       32,061
Loan Processing
 costs                 4,925        2,582        9,343        2,582
Other general and
 administrative       31,888       51,292       42,581      150,051
Operating costs       75,666       52,173      116,221       55,512
                   ___________  ___________  ___________  ___________
Total Operating
  Expenses           188,529      138,108      271,612      240,206
                   ___________  ___________  ___________  ___________
OPERATING (LOSS)
 Profit               84,778      (14,911)      86,710        (6,529)

NET (LOSS)
  PER COMMON SHARE
  Before
  extraordinary loss   0.086       (0.001)       0.088         0.000
                   ===========  ===========  ===========  ===========

Weighted Average
  Shares
  Outstanding         989,230  16,756,000      989,230    16,756,000
                   =========== ===========  ===========  ===========




                        MARKET DATA CORPORATION
                        STATEMENT OF CASH FLOWS
           FOR THE QUARTER ENDED DECEMBER 31, 1997 and 1996
                              (Unaudited)

                                        For the three months ending
                                        December 31,   December 31,
                                            1997           1996
                                      ______________  ____________
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)                             $  86,711       $ (14,911)
Adjustments to reconcile net (loss) to
 net cash (used in) operating
  activities:
Depreciation and amortization                  0           2,268
(Increase) Decrease in:
   Accounts receivable                         0           8,158
   Officer receivable                          0               0
   Federal Income tax receivables              0               0
   Inventory                                   0               0
   Prepaid expense                        (6,950)          5,312
   Other Assets                                0             152
   Accounts payable and accrued expenses (15,153)          6,000
Net cash provided (used in)
  operating activities                   (22,103)          6,979

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment            0         (33,059)
Purchase of Goodwill                           0         (45,753)
Organizational Costs                           0               0
Advances on note receivable                    0          20,628
Net Cash (used in) investing activities        0        (202,184)

Net cash provided by Financing Activities
 Proceeds from issuance of stock               0               0
 Note payable to bank                          0               0
Net increase (decrease) in cash or
 cash equivalents                         64,608         (51,205)
 Beginning of the period                  12,074          76,498

Cash and Cash Equivalents -
  End of Period                        $  76,682       $  25,293






                   MARKET DATA CORP.
            NOTE TO FINANCIAL STATEMENTS
                   December 31, 1997
                    (Unaudited)


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





Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.


Liquidity and Capital Resources

During the six months ending December 31, 1997, the Company outlook changed significantly due to the benefits of reorganization and the concentration on four main business lines, the text service division, the mortgage lending division, the real estate division, and the direct mail marketing division.

During the three months period ending December 31, 1997, the Company experienced a net increase in cash of $64,608.

The text service division a quarterly profit of $12,464 and a six month profit of $15,805.

The mortgage lending division has a profit of $3,645 for the quarter and $2,272 for six months ending December 31, 1997.

The real estate division has a profit of $2,982 for the quarter and a ($1,367) loss for the six months ending December 31, 1997.

The direct mail marketing division has a profit of $65,688 for the quarter and $70,001 for the six months ending December 31, 1997.

Result of Operations

Text Services Division:

Text Services revenue was $60,370 for the quarter down $11,573 or 16% from the same period last year. Text services had an uneven quarter with continued decline in revenue from the Prodigy contract, but slight increases in direct web site revenues. Operating expenses declined slightly compared to last quarter and the same period last year. The text division is testing a paper printed version of the Wall Street Whispers newsletter. This test will take place over the first six months of 1998.

Mortgage Lending Division:

The revenue for the quarter was $54,540 up 88% from the previous quarter. This was a reflection of declining mortgage rates. The mortgage lending is still small compared to prior years, but with continued low interest rates a measured growth in revenues is likely over the next year.




Real Estate Division:

The real estate division acquired seven single family rental properties in August 1997. Three are located in Loughlin, Nevada and four in Southern California. The real estate market has turned around in California and property values appear to be increasing again after a substantial decline. The properties should appreciate, and at a minimum maintain their value over the next year. It is managements intent to buy and sell properties periodically in this division. This will build the asset base of the company and establish asset growth opportunities.

Direct Mail Marketing Division:

The Company's joint venture with Signature Marketing Inc. began in April 1997. The purpose of the Joint Venture is to provide direct mail services to mortgage retailers. Time lending provides accounting, technical support, and sales, while
Signature provides sales, production, and capital. The resultant profits are split 50/50. All figures shown here are the Company's share only.

For the quarter ending December 31, 1997, the division produced $144,325 in revenue for the Company. This quarter reflects seasonal highs for direct mail. The next quarter (January - March) normally are the slow months and a significate decline is anticipated. Overall, the direct mail division shows potential for growth with low interest rates and increased mortgage business driving the market place. There is no comparison to last year as this is a new product line.


Subsequent Events:

None




                   PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There has been no significant change in other legal matters at this time.

Item 2.  Changes in Securities

 None



Item 3.  Submission of Matters to a Vote of Securities Holders

 None


Item 4.  Defaults upon Senior Securities

 None


Item 5.  Other Information

Subsequent Events:

The stock reverse was effective July 1, 1997 with the stock being reversed 20:1. This was included with the name change to Time Financial Services, Inc. Therefore, twenty shares of common for Financial Services, Inc. common. The stock symbol has been changed to "TIMF".

Other items:

84,000 shares of treasury common stock were issued to Ward Enterprises for consulting services. 5000 shares of treasury common were issued to McFarland, Grossman & Co. to settle a $40,000 debt incurred with the Renet merger. McFarland also exercised their option for an additional 5,000 shares.




                        SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned duly authorized persons.


                                   Market Data Corp.
                                   (Registrant)

03/04/98                           Michael F. Pope
(Date)                             (Signature)

03/04/98                           Philip C. LaPuma
(Date)                             (Signature)