Form 10-Q
period 1998-03-31
MARKET DATA CORP
filed 1998-06-18
CIK 833837

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549


                            FORM 10-Q


         QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
               THE SECURITIES EXCHANGE ACT OF 1934


  Quarter: March 31, 1998 Commission File Number:33-22264-FW

                       MARKET DATA CORP.
_________________________________________________________________
     (Exact name of registrant as specified in its charter)

           TEXAS                              76-0252235
_________________________________________________________________
(State or other jurisdiction      (I.R.S. Employer incorporation
of organization)                          or Identification No.)

1182 N. Tustin St., Orange, CA                         92867
_________________________________________________________________
(Address of principal executive offices)             (Zip Code)

                         (714) 288-5901
_________________________________________________________________
      (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing Requirements for the past 90 days.

  X   Yes       No
_____     _____

     The number of shares outstanding of each of the issuer's classes of stock, as of March 31, 1998, are as follows:

Class of Securities:                Shares Outstanding:
Common Stock, $.001 par value       1,005,744





                              INDEX
                        MARKET DATA CORP.



PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

     Balance Sheets (Unaudited):                               3
        As of March 31, 1998

     Statements of Operation (Unaudited):                      5
        For the Three Months and Nine months ended
        March 31, 1998

     Statement of Cash Flows (Unaudited):                      6
        For the Three Months Ended March 31, 1998

    Article 5 of Regulation S-X, Financial Data Schedule       7

     Note to Financial Statements:                             8
        As of March 31, 1998 (Unaudited)

Item 2.     Management's Discussion and Analysis of            9
               Financial Condition and Results of Operations

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                 10

Item 2.     Change in Securities                              10

Item 3.     Defaults Upon Senior Securities                   10

Item 4.     Submission of Matters to a Vote of Security       10
               Holders

Item 5.     Other Information                                 10



            Signatures                                        11









                        MARKET DATA CORP.
                          BALANCE SHEET
                          Consolidated
                           (Unaudited)

                                    March 31,        March 31,
                                      1998             1997
                                   _____________  _____________
ASSETS:

Current Assets:
 Cash and cash equivalents          $      39,851  $     28,501
 Accounts receivable                            0       116,028
 Inventory                                      0         5,058
 Prepaid expenses                           3,335         1,601
                                    _____________  _____________

    Total Current Assets                   43,186       151,188

Property and Equipment, net of
  accumulated depreciation                 10,102       142,675

Other Assets:
Other assets                                    0         3,526
Investment in equity securities               150        24,000
Note receivable from InfoPlan                   0       168,826
Goodwill, net                                   0        85,753
Real Property at acquisition cost         786,699             0
                                    _____________  _____________

Total Other Assets                        786,849       282,105
                                    _____________  _____________

TOTAL ASSETS                        $     840,137  $    575,968
                                    _____________  _____________

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
 Notes payable to bank                          0        40,000
 Accounts payable                           8,185        15,805
 Unearned revenue                               0             0
 Customer deposit                               0         1,112
                                    _____________  _____________
Total Current Liabilities           $       8,185  $     56,917

Long Term Mortgage Debt             $     639,321             0
                                    _____________  _____________
Total Liabilities                   $     647,506  $          0


Stockholders' Equity:
Common stock, .001 par value;
   50,000 shares authorized,
   1,005,744 shares issued
   and outstanding at
   March 31, 1998                       16,756        21,589
Additional paid-in capital             298,642       504,333
Stock for real estate                  156,000             0
Retained earnings (deficit)           (278,767)       (6,871)
                                    _____________  _____________
Total Stockholders' Equity             192,631       519,051
                                    _____________  _____________
TOTAL LIABILITIES
   AND STOCKHOLDERS' EQUITY          $ 840,137      $575,968
                                    =============  =============







            MARKET DATA CORPORATION STATEMENT OF OPERATIONS
                 FOR THE QUARTER ENDED MARCH 31, 1998
                              (Unaudited)

                     3 Months    3 Months      9 Months    9 Months
                       Ended       Ended        Ended       Ended
                      Mar. 31     Mar. 31      Mar. 31     Mar. 31
                       1998        1997          1998        1997
                   ___________  ___________  ___________  ___________
REVENUES:
Loan origination
 fees              $  38,037    $  69,183    $ 123,089    $ 120,335
Rental income         11,363            0       24,975            0
Marketing Income      76,606            0      202,483            0
Product and
 Software sales       47,017       86,180      176,249      157,587
Other fees and
 income                    0       13,987        3,910       14,625
                   ___________  ___________  ___________  ___________
Total Revenue        173,023      169,350      530,706      292,547
                   ___________  ___________  ___________  ___________
OPERATING EXPENSES:
Loan officer
 commissions          57,590       59,137      160,057       91,198
Loan Processing
 costs                20,570        9,024       14,685       11,606
Other general and
 administrative       44,902       61,803      213,180      158,160
Operating costs       49,855       31,416      101,995       36,348
                   ___________  ___________  ___________  ___________
Total Operating
  Expenses           172,916      161,380      489,917      297,312
                   ___________  ___________  ___________  ___________
OPERATING (LOSS)
 Profit                  107        7,970       40,789        (4,765)
NET (LOSS)
  PER COMMON SHARE
  Before
  extraordinary loss    0.00         0.01         0.04         (0.00)
                   ===========  ===========  ===========  ===========
Net Total Other
  Income
  (Expense)               40           40           78        (2,036)
NET INCOME
  (LOSS)                 147        8,010       40,868        (6,801)
NET (LOSS)
  PER COMMON
  SHARE                 0.00         0.00         0.04         (0.00)
Weighted Average
  Shares
  Outstanding       1,005,744   16,756,000   1,005,744   16,756,000
                   =========== ===========  ===========  ===========

                        MARKET DATA CORPORATION
                        STATEMENT OF CASH FLOWS
             FOR THE QUARTER ENDED MARCH 31, 1998 and 1997
                              (Unaudited)

                                        For the three months ending
                                          March 31,     March 31,
                                            1998           1997
                                      ______________  ____________
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)                             $     147       $   8,040
Adjustments to reconcile net (loss) to
 net cash (used in) operating
  activities:
Depreciation and amortization                  0           7,665
(Increase) Decrease in:
   Accounts receivable                         0          (2,304)
   Officer receivable                          0               0
   Federal Income tax receivables              0               0
   Inventory                                   0               0
   Prepaid expense                        (3,615)         (2,175)
   Other Assets                                0               0
   Accounts payable and accrued expenses (33,363)        (14,434)
Net cash provided (used in)
  operating activities                   (36,831)          3,208

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment            0               0
Purchase of Goodwill                           0               0
Organizational Costs                           0               0
Advances on note receivable                    0               0
Net Cash (used in) investing activities        0               0

Net cash provided by Financing Activities
 Proceeds from issuance of stock               0               0
 Note payable to bank                          0               0
Net increase (decrease) in cash or
 cash equivalents                        (36,831)          3,208)
 Beginning of the period                  76,682          25,293

Cash and Cash Equivalents -
  End of Period                        $  39,851       $  28,501


                          MARKET DATA CORP.
                    NOTE TO FINANCIAL STATEMENTS
                           MARCH 31, 1998
                            (Unaudited)

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






Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.


Liquidity and Capital Resources

On a consolidated basis, total revenues decreased to $173,023 in the quarter ended March 31, 1998. Compared to the second quarter, total revenues were down $100,284 or 36.6%. Of this amount the Marketing JV income was down 47% or $67,719. This decrease in the direct mail marketing income was expected due to seasonal decline.

Loan origination revenues declined 30.7% or $16,925. Again, normal seasonal factors contributed to this decline. Loan closings typically decline in January and February. March's loan closings were equal to January and February combined.

The Text Division's revenues declined for the quarter $13,353 or 22%. This reflects the continued decline of revenue from the Prodigy contract. Prodigy has lost customers and "Wall Street Edge" revenues have run parallel to this trend. The "Wall Street Whispers" Web site with direct subscriptions continues to grow.

On the expense side, overall expenses dropped 8.3% or $15,612.
Revenue for real estate was $11,363.

Other Information

   1. Negotiations with sellers on the purchase of additional real estate are on going, but no transaction is currently in escrow.

   2. Management intends to sell two of the current properties held to increase cash to allow for further purchases.

   3. The company has entered into an agreement to sell the Houston office and its business, the Wall Street Whispers. This division will be sold to a Houston based company named JWEB. This company is better equipped to market the Wall Street Whispers. The sale price for the business is $125,000 cash.

   4. The company has opened two net branch loan offices in Southern California that will help increase mortgage revenue with no significant increase in expenses.

   5.  The company holds 9,156 warrants in Data Broadcasting Co.
at $4.51. The DBCC stock is currently at $5.75. Its high was $9.00 with a low of $4.50. The company intends to convert these warrants and sell the DBCC stock.





Subsequent Events:


None




                   PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There has been no significant change in other legal matters at this time.


Item 2.  Changes in Securities

 None


Item 3.  Submission of Matters to a Vote of Securities Holders

 None


Item 4.  Defaults upon Senior Securities

 None


Item 5.  Other Information

Subsequent Events:

The Company has hired Makefield Securities to find a potential merger candidate for a reverse merger that will increase the value of the stock.

The Company has changed their name to TIME FINANCIAL SERVICES, INC., a Nevada corporation, through merger of the Texas company, Market Data Corp., into TIME FINANCIAL. The trading symbol is
"TIMF" on the Bulletin Board.











                        SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned duly authorized persons.


Dated: June 18, 1998                 Market Data Corp.
                                     (Registrant)



                                     Michael F. Pope
                                     (Signature)

                                     Philip C. LaPuma
                                     (Signature)