Form 10-K
period 1998-06-30
MARKET DATA CORP
filed 1999-01-29
CIK 833837

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                            FORM 10-KSB

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year                      Commission File
      June 30, 1998                       Number 33-22264-FW

                  Time Financial Services, Inc.
     (Exact name of registrant as specified in its charter)

          NEVADA                              33-0317819
     (State or other jurisdiction of         (I.R.S. Employer
     incorporation of organization)           Identification No.)

              1182 N. Tustin Street, Orange, CA  92806
              (Address of principal executive offices)

                         (714) 288-5901
       (Registrant's telephone number, including area code)

          Name of each exchange on which registered:   N/A

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

                    Yes   X    No
                        _____     _____
Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this
Form 10-KSB.         X
                    _____
The aggregate market value of the 1,205,744 shares of common stock of the Registrant held by non-affiliates on June 30, 1998, was approximately $856,078.

On June 18, 1998, 1,205,744 shares of common stock (the
Registrant's only class of voting stock) were outstanding.

Transitional Small Business Disclosure Format:
                             Yes     No   X


                             PART I


Item 1.  Business

TIME FINANCIAL SERVICES, INC. (FORMERLY MARKET DATA CORP.)

On January 7, 1997, the shareholders approved the name change of the corporation and change of domicile to Nevada. Time Financial Services, Inc. a Nevada corporation was formed and Market Data Corporation was merged in to that corporation. This merger was finally recognized by the state of Texas on October 5, 1998. Included in this document is a copy of the State of Texas Certificate of Merger dated October 5, 1998.

Time Lending - California

On November 5, 1996, the company formed a new wholly owned subsidiary now named, Time Lending, California (TLC).

Time Lending is a real estate loan broker licensed under the California Department of Real Estate. Time is an approved broker for World Savings, Countrywide, Pacific National Bank and many other large lenders. It has retail loan officers, and it provides loan services to a few remaining franchises.

Interest rates remain near historic lows and have stimulated the refinance market. Time Lending's volume of loans is growing to 11,000,000 in loans as of 6/30/98 compared to 6/30/97 at
$9,000,000. In April 1997, Time Lending entered into a Joint Venture Agreement with Signature Marketing Associates, Inc. for the purposes of setting up and providing Direct Mail Marketing Services to Lenders. With startup in April 1997, the JV attained profitability by year end. The JV provides full direct mail services to consumers with the direct response inquiry for a real estate loan. To date these programs have been very successful for the JV's clients. The volume of mailings has declined due to the loss of the 125% loan market.

In August 1997, the Company purchased real estate with the approximate market value of $846,000. The purchase assumed the current financing and traded common treasury stock and convertible preferred for the equity (i.e. the difference between the market value and the balance owed on the financing).

These assets show on the company's balance sheet as of September
30, 1997

Property No. 4 (Bellinger) was sold and closed on November 19, 1998 for $365,000.


A summary of these transactions is below:

Property              Market    Assumed    Equity at     Common
                      Value      Loans      Market       Issued
Lauglin, NV
1. 1683 Esteban     $ 97,000  $  71,831    $ 25,169       8,427
2. 1692 Esteban       97,000     65,677      31,323      10,487
3. 30 Palm Garden    100,000     83,813      16,187       5,419

Huntington Beach, CA
4. 6421 Bellinger    295,000    222,000      73,000      24,333

Rialto, CA                                               Preferred
5. 216 E. Morgan      94,000     70,000      24,000      22 shares
6. 216 Van Koverig    88,000     68,000      20,000      30 shares
7. 1550 Etiwanda      75,000     58,000      17,000      25 shares

TOTAL               $846,000  $ 639,321    $206,679


Item 2.  Properties

The Company (TFS) presently leases 1400 square feet in Houston, Texas consisting of offices and storage facilities. The lease expired in December 1997 and a new lease was signed expiring
November 2000.

Time Lending (TLC) presently leases 1,400 square feet in Orange, California. This lease was signed in December 1997 and will expire December 1999. TLC added 1000 square feet of space in October to expand its loan telemarketing efforts.

Item 3.  Legal Proceedings

None


                              PART II

Item 5.  Market for the Company's Common Stock and Related
Stockholder Matters.

The common stock of the Company commenced trading in the over-the-counter market on November 19, 1988. The following table sets forth, for the periods indicated through the fiscal year ended June 30, 1998, the range of high and low bid quotations for the Company's common stock as reported by a market-maker in the Company's securities. The quotations which appear below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


Quarter Ended                  High Bid       Low Bid
____________________           _________      _________
September 30, 1995             $   .50        $  .375

December 31, 1995              $   .375       $  .25

March 31, 1996                 $   .62        $  .25

June 30, 1996                  $   .50        $  .25

September 30, 1996             $   .1875      $  .1875

December 31, 1996              $   .1875      $  .125

March 31, 1997                 $   .21        $  .0875

June 30, 1997                  $   .10        $  .750

September 30, 1997             $  1.25        $  .750

December 31, 1997              $  1.25        $  .750

March 31, 1998                 $  1.25        $  .750

June 30, 1998                  $  1.25        $  .710

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


As of June 30, 1998, the Company had 171 shareholders of record, which does not include shareholders whose shares are held in street or nominee names.

Item 6.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

1998 Compared to 1997

Operations were conducted and revenues were generated in the fiscal year. The Company had $31,755 in cash at year end and $831,093 in assets compared to $8,673 cash at June 30, 1997 and $18,925 in total assets. The Company had current liabilities of $715,473 at June 30, 1998 compared to current liabilities of $66,337.

The extraordinary changes in 1997 created a $563,907 loss carry forward that will be used to reduce income taxes in future years.
Of that total, $335,182 represent the amount due from InfoPlan and its owner.

Liquidity and Capital Resources

During the year ended June 30, 1997, the Company reorganized and took an extraordinary write off of non-performing assets. This included the distribution of Renet, the write off of assets obtained from Renet and the note and receivable balances over due from InfoPlan International, Inc.

Results of Operations

1998 Compared to 1997

During the fiscal year ended June 30, 1998, the company incurred $84,000 in services of officers. In 1998, the Company incurred $312,910 in General and Administrative expenses, and $686,000 business income on operations. Accordingly, the reported financial information herein may not be indicative of future operating results. Loss on operations in 1998 was ($65,478) compared to the 1997 loss on operations ($45,340).

1997 Compared to 1996

During the fiscal year ended June 30, 1997, the Company incurred $255,332 general and administrative expenses, and $96,000_ for services contributed by officers. In 1996, the Company incurred $375,872 in General and Administrative expenses and $96,000 for services rendered by officers. Accordingly, the reported financial information herein may not be indicative of future operating results. Loss on operations in 1997 was ($45,340) compared to the 1996 loss on operation ($90,330) in extraordinary items of gain on settlement of debt.

The Text Service Division income decreased ($87,398) to $216,387 or 28% for the year. The subscription base of Prodigy declined due to Prodigy's sale and conversion to an Internet Service Provider.
This has caused its volume on Prodigy Classic to continue to decline. The Company has established its own web site for Wall Street Whispers. It is http://www.wallstwhispers.com. Management had decided to sell this business and concentrate on real estate and mortgages. The sale to JV Web of Houston fell thorough when its financing fell through.

Time Lending, California is the mortgage operation. The revenue for fiscal 1998 was $167,533 a decline of $11,756 or 6.5% over 1997. This was primarily in mortgage loan commissions. With continuing lower interest rates, revenues in this line should increase in 1999.


Time Lending's joint venture with Signature Marketing generated
$254,681 in revenue to the Company in fiscal 1998. The total revenue for the Company for fiscal 1998 was $686,000. This is an increase of $170,603 or 33.1% over 1997.

Net Income

The Company lost ($65,478) in operations for 1998. This was due to the cost of compensation to consultants in the form of stock covering the pending sale of the Text Division and other consulting. This compares to a loss of ($45,340) for 1997.
Overall expenses were $751,478 including $130,000 paid for with stock.

Item 7.  Financial Statements and Supplementary Data

Please refer to pages F-1 through F-5

Item 8. Changes In and Disagreements with Accounts on Accounting and Financial Disclosures.

There were no changes or disagreements with the Company's public accountants.

In connection with audits of two most recent fiscal years and any interim period preceding resignation, no disagreements exist with practices, financial statement disclosure, or auditing scope of procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused him to make reference in connection with his report to the subject matter of the disagreement(s).

The principal accounts' reports on the financial statements for any of the past two years contained no adverse opinion or a disclaimer of opinion nor was qualified as to uncertainty, audit scope, or accounting principles except for the "going concern" qualification.

Item 9.  Director and Executive Officers of Registrant.

The present directors and executive officers of the Company, their ages, positions held in the Company and duration of service are as follows:

Name                Age   Position               Since
__________________  ____  ________________       _____________
Michael F. Pope      49    Director              March 1996
                           President             August 1996
Philip C. LaPuma     59    Director              March 1996
                           Secretary             August 1996
                           Treasurer             August 1996
Victoria Pope        50    Director              January 1997


The term of office of each director and executive officer ends at, or immediately after, the next annual meeting of shareholders of the Company. Except as otherwise indicated, no organization by which any director or officer has been previously employed is an affiliate, parent, or subsidiary of the Company.

Business Experience

The following is a brief account of the business experience during at least the past five years of each director and executive officer, including the principal occupation and employment during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Michael F. Pope, age 49, has been Director of the Company since March 1996, and President since August 1996. Mr. Pope was one of the founders of Renet Financial Corporation in 1988. He has a Bachelor of Arts degree in Economics from California State - Long Beach. He holds a real estate brokers license in the State of California.

Philip C. LaPuma, age 59, has been Director of the Company since March 1996 and Secretary / Treasurer since August 1996. Mr. LaPuma holds a Bachelors of Science degree in Industrial Engineering from Stanford University and an MBA in General Management from the University of Southern California. He also co-founded Renet. He is a Registered Professional Engineer in the State of California.

Victoria Pope, age 50, has been a Director of the Company since January 1997. She has been active in the mortgage industry the past seven years working in various loan production positions from processing through administration at Renet Financial Corporation. She is the spouse of Michael F. Pope and they have two adult children. Mrs. Pope has many years of mortgage management experience.

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors and person who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership of equity securities of the Company with the Securities and Exchange Commission and NASDAQ. Officers, directors, and greater than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) filings.

1.  The following people did not file any reports under Section
16(a) during the most recent fiscal year:
    a. Michael F. Pope      President and Director
    b. Philip C. LaPuma     Secretary and Director
    c. Victoria A. Pope     Vice President and Director


Item 11.  Executive Compensation

The following table sets forth the summary compensation for all officers for services during the three fiscal years ended June 30, 1998.

                               Annual Compensation Long Term
Name &              Period     Salary    Bonus      Options
 Principal Position
Michael F. Pope     6/30/98    $48,000
Director            6/30/97    $48,000
President           6/30/96    $48,000

Philip C. LaPuma    6/30/98    $48,000
Director            6/30/97    $48,000
Secretary-Treasurer 6/30/96    $48,000


    Aggregated Option Exercises and Fiscal Year End Option Values

          Number of Unexercised          Value of Unexercised In-
          Options at Fiscal Year             The-Money Options at
                    End              Exercise or   Fiscal Year End
Name             Exercisable (#)      Base Price      Exercisable
________________ ______________    ____________ ___________________
Michael F. Pope   535,875                $ .43          $   0
Philip C. LaPuma  535,875                $ .43          $   0

The Company does not have any long-term incentive plans nor pension plans.

(Except for compensation of Officers who are also Directors which Compensation is listed in Summary Compensation Table of Executives)

                Cash Compensation                Security Grants
Name       Annual      Meeting   Consulting   Number of  Number of
           Retainer     Fees($)   Fees/Other  Shares(#)  Securities
           Fees ($)               Fees ($)               Underlying
                                                       Options/SARs
                                                         (#)

A.               0            0         0           0           0
Michael F. Pope

B.               0            0         0           0           0
Philip C. LaPuma

C.               0            0         0           0           0
Victoria A. Pope




The Company's Board of Directors served as the Compensation
Committee during the last fiscal year. There are not any interlocking board arrangements among the directors.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

As of June 30, 1998 no officers of directors were known to own or control beneficially more than 5% of the Company's stock. The table below sets forth the total number of shares of the Company's outstanding voting stock owned by individuals, organizations, and officers of the Company and of all officers and directors as a group.

Common Stock   Infinity Marketing       159008     13%
               1182 N. Tustin St.
               Orange, CA  92867

Common Stock   Signature Marketing      130193     11%
               1182 N. Tustin ST.
               Orange, CA  92867

Common Stock   Steve Naremore           121365     10%
               3910 FM 1960 W. #130
               Houston, TX  77068

Common Stock   Ward Enterprises         100000      8%
               384 Sanctuary Ct.
               Henderson, NV  89014

Common Stock   10th Street Inc.         75000       6%
               1182 N. Tustin St.
               Orange, CA  92867

Common Stock   Joseph George, Inc.      75000       6%
               6566 Corte Cosco
               Carlsbad, CA  92009

Common Stock   All Officers and         10954       1%
               Directors

Item 13.  Certain Relationships and Related Transactions

There were no transactions, or series of transactions, for the fiscal year ended June 30, 1998, nor are there any current proposed transactions, or series of the same, to which the Company is a party, in which the amount exceeds $60,000 and in which, to the knowledge of the Company, any director, executive officers, nominee, five percent shareholders or any member of the immediate family of the foregoing person, have or will have a direct or indirect material interest.



                               ITEM IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on
Form 8-K

The following documents are filed as part of this report:

Exhibits:

Articles of Incorporation - Nevada,
Certificate of Merger - Texas
Financial Data Schedule


                             INDEX

Regulation                                  Form 10-KSB Consecutive
S-K Number                                  Page Numbers
                Exhibit

3.1            Articles of Incorporation    *Incorporated by
               Texas                         reference to
                                             Registration
                                             Statement

3.2            Bylaws                        *Incorporated by
                                             reference to
                                             Registration Statement

3.3            Articles of Incorporation
               Nevada

3.4            Certificate of Merger
               Texas


27.1           Financial Data Schedule


















                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 28, 1998      TIME FINANCIAL SERVICES, INC.
(Date)                  (Registrant)

                         Michael F. Pope
                         (Signature)

                         Philip C. LaPuma
                         (Signature)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons, which include the principal executive officer, principal financial officer and a majority of the Board of Directors, on behalf of the Registrant in capacities and on the dates indicated.

    Signature               Title
Michael F. Pope            Director                      01/29/99
(Signature)               (Principal Executive Officer)  (Date)



Philip C. LaPuma           Director                      01/29/99
(Signature)               (Principal Financial Officer)  (Date)







   INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

           Financial Statements
           Consolidated

              Independent Auditors' Report

              Balance Sheet for year ended June 30, 1998

              Statement of Operations for year ended June 30, 1998

              Statement of Cash Flows for year ended June 30, 1998

              Statement of Stockholders' Equity for the year
                  ended June 30, 1998

                Notes to financial statements


(a) (1)  Financial Statement Schedules

                A Financial Data Schedule, Article 5 of Regulation S-X will follow this report as an exhibit.







                     TIME FINANCIAL SERVICES, INC.

                        FINANCIAL STATEMENTS

             FOR THE YEARS ENDED JUNE 30, 1998 and 1997









                   MICHAEL B. JOHNSON & CO., P.C.
                    CERTIFIED PUBLIC ACCOUNTANTS
                   9175 EAST KENYON AVE. SUITE 100
                          DENVER, CO 80237

Michael B. Johnson C.P.A.            Telephone (303) 795-0099
Member A.I.C.P.A.
Colorado Society of C.P.A.'s

                    INDEPENDENT AUDITORS' REPORT
Board of Directors
Time Financial Services, Inc.
Orange, CA

We have audited the accompanying Balance Sheet of Time Financial Services, Inc. as of June 30, 1998 and 1997, and the related statements of operations, stockholders' equity and cash flows for years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Market Data Corporation as of June 30, 1998 and 1997, and the results of their operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


Michael B. Johnson & Co., P.C.
Denver Colorado
November 26, 1998



                    TIME FINANCIAL SERVICES, INC.
                            BALANCE SHEET
                              JUNE 30,

                                            1998           1997
                                       _____________  _____________
ASSETS:

Current Assets:
 Cash and cash equivalents             $    31,755     $     8,623
 Accounts receivable                             0              50
                                       _____________  _____________

 Total Current Assets                       31,755           8,673

Property and Equipment, net of accumulated
   depreciation of $93,587 and $91,074
   at June 30, 1998 and 1997 respectively    7,489          10,102

Other Assets:
Investment in equity securities                150             150
Employee advance                             5,000               0
Property investment                        786,699               0
                                        _____________  ____________
Total Other Assets                         791,849             150
                                        _____________  ____________

TOTAL ASSETS                             $ 831,093      $   18,925
                                        =============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
 Accounts Payable                        $  24,186      $   63,855
 Accrued Expenses                           21,966           2,482
 Current portion of long-term debt           8,051               0
                                         _____________  ___________

Total Current Liabilities                $  54,203          66,337

Long-Term Debt                             661,270               0
                                         _____________  ___________

Total Liabilities                          715,473          66,337


Stockholders' Equity:
Preferred stock, no par value 100,000
 Shares authorized, 83 issued and
 outstanding at June 30, 1998               83,000              0

Common stock, .001 par value;
 50,000,000 shares authorized,
 1,205,744 and 838,327 issued
 and outstanding at June 30,
 1998 and June 30, 1997, respectively        1,205           838


Additional paid-in capital                 459,703       314,560
Retained earnings (deficit)               (428,288)     (362,810)
                                        _____________ ____________
Total Stockholders' Equity                 115,620       (47,412)
                                        _____________ ____________
TOTAL LIABILITIES
   AND STOCKHOLDERS' EQUITY            $   831,093    $   18,925
                                        ============= ============


                     TIME FINANCIAL SERVICES, INC.
                       STATEMENT OF OPERATIONS
                  FOR THE YEAR ENDED JUNE 30, 1998

                                         1998             1997
REVENUE:

Marketing income                     $   254,681        $        0
Product and software sales               216,387           303,785
Loan fees                                167,533           179,289
Other revenue                             47,399            32,323
                                    _____________     _____________
Total Revenue                            686,000           515,397

COSTS AND EXPENSES:

Loan officer commissions                 215,364           160,967
Operating costs                          223,204           144,438
General and administrative               312,910           255,332
                                    _____________     _____________
Total Operating Expenses                 751,478           560,737
                                    _____________     _____________

Net Income (Loss) Before
 Extraordinary Loss                      (65,478)          (45,340)

Extraordinary Loss:

Loss on Subsidiary Receivable                  0          (183,385)
Loss on Receivable Write-Off                   0          (211,395)
Loss on Investment                             0          (123,787)
                                    _____________     _____________
Total Extraordinary Loss                       0          (518,567)
                                    _____________     _____________
NET INCOME (LOSS)                    $   (65,478)      $  (563,907)
                                    =============     =============
NET INCOME (LOSS) PER SHARE
 BEFORE EXTRAORDINARY LOSS                 (0.06)            (0.05)

NET (LOSS) PER SHARE EXTRAORDINARY
 LOSS                                          0             (0.62)
                                     ____________     _____________

NET (LOSS) PER SHARE                       (0.06)            (0.67)
                                     =============    =============
WEIGHTED AVERAGE SHARES OUTSTANDING    1,070,035           838,327
                                     =============    =============

                    TIME FINANCIAL SERVICES, INC.
                       STATEMENT OF CASH FLOWS
                    FOR THE YEAR ENDED JUNE 30,

                                            1998             1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                     $   (65,478)     $  (563,907)
Reconciliation of net income (loss) to
 net cash (used in) operating activities:
    Depreciation and amortization           2,513           12,421
    (Increase) Decrease in:
     Accounts receivable                       50           64,491
     Employee advance                      (5,000)               0
     Inventory                                  0            5,058
     Prepaid expenses                           0            4,157
     Receivable from InfoPlan                   0           42,569
     Investment                          (786,699)          23,850
     Note receivable from InfoPlan
    Increase (Decrease) in:
     Accounts payable                     (39,669)          41,302
     Accrued expenses                      19,484            1,433
                                         _____________  ___________
Net Cash Provided by (Used in)
 Operating Activities                    (874,799)          (3,800)

CASH FLOWS USED FOR
 INVESTING ACTIVITIES:
Capital additions net of retirement             0          (12,615)
                                         _____________  ___________
Net Cash Used in Investing Activities           0          (12,615)
                                         _____________  ___________
CASH FLOWS USED FOR
 INVESTING ACTIVITIES:
Issuance of preferred stock                83,000                0
Issuance of common stock                  145,510                0
Real Estate property mortgages            669,321                0
                                         _____________  ___________
Net Cash from Financing Activities        897,831                0

Net Increase (Decrease) in Cash
 and Cash Equivalents                      23,132          (16,415)
Cash and Cash Equivalents-
 Beginning of Period                        8,623           25,038
                                         ____________  ____________
Cash and Cash Equivalents-
 End of Period                            $31,755        $   8,623
                                          ============  ==========
SUPPLEMENTAL DISCLOSURE
CASH PAID DURING THE YEAR FOR:
Interest                                  $27,490        $       0
Income Taxes                                    0                0

The accompanying notes are an integral part of the financial statements.

                     TIME FINANCIAL SERVICES, INC
                  STATEMENT OF STOCKHOLDERS' EQUITY

                       PREFERRED STOCK        COMMON STOCK
                    Shares         Amount    Shares     Amount

Balance
June 30, 1996 (1)           0     $     0     838,327    $   838

Net Loss                    0           0           0          0
                    __________  __________  __________  __________

Balance                     0           0     838,327        838
June 30, 1997

Issuance of Stock          83      83,000           0          0
Issuance of Stock           0           0     367,417        367

Net Loss                    0           0           0          0
                    __________  __________  __________  __________
Balance
June 30, 1998              83     $83,000   1,205,744   $  1,205
                    ==========  ==========  ==========  ==========


                       Additional    Retained      Total
                        Paid-In      Earnings   Stockholders'
                        Capital      (Deficit)     Equity
Balance-
June 30, 1996 (1)   $ 314,560       $ 201,097     $ 516,495

Net Loss                    0        (563,907)     (563,907)
                   ___________     ___________   ____________

Balance-
June 30, 1997         314,560        (362,810)      (47,412)

Issuance of Stock           0               0        83,000

Issuance of Stock     145,143               0       145,510

Net Loss                    0         (65,478)      (65,478)
                   ___________     ___________   ____________

Balance-
June 30, 1998        $459,703        (428,288)      115,620
                   ============    ===========   ============

(1) REFLECTING 20 TO 1 REVERSE STOCK SPLIT EFFECTIVE JULY 1, 1997

                    TIME FINANCIAL SERVICES, INC.
                    NOTES TO FINANCIAL STATEMENTS
                   JUNE 30, 1998 and JUNE 30, 1997


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

The Company, at a shareholders' meeting on January 7, 1997, completed its name change to Time Financial Service, Inc. effective July 1, 1997. Market Data Corporation also changes its state of domicile from Texas to Nevada by merging with Time Financial Service, Inc., a Nevada Corporation. In the articles of merger, the Board of Directors of each company deem it advisable and generally to the welfare of each company that the Texas Company merge with and into the Nevada Company under and pursuant to the provisions of Section 5.07 of the Texas Business Corporation Act and Section 78.475 of the Nevada Revised Statues and in accordance with Section 368(a)(1)(f) of the Internal Revenue Code of 1986 as amended in order to change the domicile of the Texas Company to the State of Nevada.

The Nevada Company is a corporation duly organized under the laws of the State of Nevada having been incorporated January 29, 1997, had authorized capital stock consisting of 5,100,000 shares of which, 5,000,000 are voting shares of common stock $.001 par per each. 100,000 are non-voting shares of preferred stock with no par value. This change also includes a reverse split of the stock.
For every twenty shares of Market Data Corporation common stock the shareholder received one share of Time Financial Services stock.


NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

These financial statements are presented on the accrual method of accounting in accordance with generally accepted accounting principles. Significant principles followed by the company and the methods of applying those principles, which materially affect the determination of the financial position and cash flows, are summarized below:

Description of Business:

Time Financial Services, Inc. markets financial information systems, software, and on-line subscription financial data. The Company develops subscription based, daily financial text products that are marketed throughout the financial community. The company also receives mortgage origination fees and marketing service fees.

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







NOTE 3- PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

                                   June 30, 1998    June 30, 1997

Furniture and fixtures                $   39,996       $   39,996
Computer equipment and software           56,253           56,253
Demonstration equipment                    3,295            3,295
Leased equipment                           1,650            1,650
                                      ____________   _____________

                                         101,176          101,176

Less:  Accumulated depreciation           93,587           91,074
                                      ____________   _____________
                                      $    7,589       $   10,102
                                      ============   =============

NOTE 4- OPERATING LEASES:

The Company leases office space under an operating lease agreement which expires December 31, 1999 and January 31, 2001.

Future minimum lease payments as of June 30, 1998 are as follows:

                 1999    $23,640
                 2000     17,940
                 2001     10,465




NOTE 5- PROPERTY INVESTMENT:

The real estate division acquired seven single-family rental properties in August 1997. Three are located in Laughlin, Nevada and four in Southern California. These properties were purchased from four different individuals at a cost of $786,699.

NOTE 6- CLASS A PREFERRED STOCK:

The Company, through a private placement memorandum, offered a maximum of 500 shares of Class A Preferred Stock, no par value, for a purchase price of $1,000 per share (total offering: $500,000), and a minimum offering of 250 shares(total offering of 250,000). The offering contains a provision to convert the Class A Preferred Stock to common stock at 65% of the bid price or $4.00; whichever is less, after fourteen (14) months. Every share of Preferred Stock will earn 12% per year, cumulative dividend which will be paid at the rate of (3%) quarterly. The Company will escrow the first year's interest from the proceeds of the offer with the second year coming from operations. The value of the common stock shall be based on the average bid price for the 30-day period ending 10 days prior to the conversion date. On the date of Conversion, the Company will issue the number of shares that is necessary to give the investor his shares at 65% of the market price or $4.00 per share, whichever is less, at that time. The common share will be free trading at the time of issuance and the shareholders principle amount will be converted to common shares at 65% of the value. The Company subsequently amended the minimum amount of the offering. Eighty-three shares were purchased for a value of $83,000.

NOTE 7- LONG-TERM DEBT:

Following is a summary of long-term debt at June 30, 1998

                                                   Amount
                                                  ________

  7.9 Note Payable to Washington Mutual            $222,000
  with monthly payments of $1,907,
  maturity date is October 13, 2027

  9.5% Note Payable to Nations Bank                  65,677
  with monthly payments of $619,
  maturity date is January 15, 2016

  7.5% Notes Payable to Mellon Mortgage              71,831
  with monthly payments of $521, maturity
  date is March 1, 2019

  10.125% Note Payable to First Union                83,813
  Mortgage Corporation with monthly payments
  of $777, maturity date is April 1, 2020.

  7.48% Note Payable to Home Savings of              74,000
  America with monthly payments of $585,
  maturity date is February 2019.

  10.5% Note Payable to GMAC Mortgage with           76,000
  monthly payments of $818, maturity date
  is January 1, 2019

  11.0% Note Payable to GMAC Mortgage with           76,000
  monthly payments of $813, maturity date
  is October 1, 2018
                                                    _______
Total                                               669,321
Less Current Maturities                               8,051
                                                   ________
                                                   $661,270
                                                   =========





The following are maturities of long-term debt for each of the next five years:

               1999      $  8,906
               2000         9,860
               2001        10,875
               2002        12,077
               2003        13,424
                         ___________
                           55,142
Remaining Balance         606,128
                         ___________

Total Long-Term Debt     $661,270
                         ===========

NOTE 8- GOING CONCERN:

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained a substantial operation loss this year. As shown in the financial statements, the Company incurred a net loss of $65,478 for 1998 and had incurred a net loss in the prior year. At June 30, 1998, current liabilities exceed current assets by $22,448. These factors indicate that the Company has substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

In view of these matters, realization for a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financial requirements, and the success of its future operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.