Form 10QSB
period 1998-09-30
MARKET DATA CORP
filed 1999-04-26
CIK 833837

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549


                            FORM 10-QSB


         QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
               THE SECURITIES EXCHANGE ACT OF 1934


Quarter: September 30, 1998 Commission File Number:33-22264-FW

                    TIME FINANCIAL SERVICES, INC.
_________________________________________________________________
     (Exact name of registrant as specified in its charter)

           NEVADA                              33-0840184
_________________________________________________________________
(State or other jurisdiction      (I.R.S. Employer incorporation
of organization)                          or Identification No.)

            1182 N. Tustin Street, Orange, CA  92806
_________________________________________________________________
            (Address of principal executive offices)

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

  X   Yes       No
_____     _____

     The number of shares outstanding of each of the issuer's classes of stock, as of September 30, 1998, are as follows:

Class of Securities:                Shares Outstanding:
Common Stock, $.001 par value       1,205,744






                              INDEX
                    TIME FINANCIAL SERVICES, INC.



PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

     Balance Sheets (Unaudited):                               3
        As of September 30, 1998

     Statements of Operation (Unaudited):                      5
        For the Three Months ended September 30, 1998

     Statement of Cash Flows (Unaudited):                      6
        For the Three Months Ended September 30, 1998

     Note to Financial Statements:                             8
        As of September 30, 1998 (Unaudited)

Item 2.     Management's Discussion and Analysis of            9
               Financial Condition and Results of Operations

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                 10

Item 2.     Change in Securities                              10

Item 3.     Defaults Upon Senior Securities                   10

Item 4.     Submission of Matters to a Vote of Security       10
               Holders

Item 5.     Other Information                                 10



            Signatures                                        11














                     TIME FINANCIAL SERVICES, INC.
                            BALANCE SHEET
                            CONSOLIDATED
                            (Unaudited)





                                    September 30,  September 30,
                                        1998          1997
                                    _____________  _____________

ASSETS:

Current Assets:
 Cash and cash equivalents          $      11,495  $     12,074
 Accounts receivable                            0             0
 Inventory                                      0             0
 Prepaid expenses                             806             0

                                    _____________  _____________

    Total Current Assets                   12,265        12,074

Property and Equipment, net of
  accumulated depreciation                  7,489        10,102

Other Assets:
Investment in equity securities            12,370           150
Employee Advances                           5,000             0
Real Property at Acquisition Cost         786,699       786,699
                                    _____________  _____________

Total Other Assets                        804,069       786,849
                                    _____________  _____________

TOTAL ASSETS                        $     823,823  $    809,025
                                    _____________  _____________


LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
Accounts payable                    $       8,253  $    56,702
Accrued expenses                           26,839        2,482
Current Portion of Long Term Debt           8,051        8,051
                                    _____________  _____________
Total Current Liabilities           $      43,143  $     67,235

Long Term Liabilities
 Long Term Debt                           661,270       631,270
                                    _____________  _____________
Total Liabilities                   $     704,413  $    698,505

Stockholders' Equity:
Common stock, .001 par value;
   5,000,000 shares authorized,
   1,205,744 shares issued
   and outstanding at
   Sept 30, 1998                           83,000        16,756
Additional paid-in capital                298,642       298,642
Stock for Real Estate                     156,000       156,000
Retained earnings (deficit)              (418,232)     (306,878)
                                    _____________  _____________
Total Stockholders' Equity                119,410       110,520
                                    _____________  _____________
TOTAL LIABILITIES
   AND STOCKHOLDERS' EQUITY         $    823,823   $    809,025
                                    =============  =============






                    TIME FINANCIAL SERVICES, INC.
                      STATEMENT OF OPERATIONS
             FOR THE QUARTER ENDED SEPTEMBER 30, 1998
                           (Unaudited)

                                             Sept. 30    Sept. 30
                                               1998        1997

REVENUES
Loan Origination fees                       $  109,182  $   29,790
Rental Income                                    8,407           0
Marketing Income                                51,509           0
Product and Software sales                      37,102      50,100
Other fees and income                           30,000       5,126
                                            ___________ ___________
Total Revenue                               $  236,200  $   85,016

OPERATING EXPENSES:

Loan officer commissions                    $   89,273  $   27,418
Loan Processing costs                           25,059       4,418
Other general and administrative                38,300      10,693
Operating costs                                 87,835      40,555
                                            ___________ ___________
Total operating expenses                    $  240,467  $   83,084
                                            ___________ ___________
OPERATING PROFIT (LOSS)                     $   (4,267) $    1,932
                                            ___________ ___________
NET (LOSS) PER COMMON SHARE                 $  (0.0051) $   0.0023
                                            =========== ===========
WEIGHTED AVERAGE
  SHARES OUTSTANDING                         1,205,744     837,813






                           TIME FINANCIAL SERVICES
                           STATEMENT OF CASH FLOWS
                  FOR THE QUARTER ENDED SEPTEMBER 30, 1998
                                (Unaudited)

                                                       Jul-Sep
                                                         1998
OPERATING ACTIVITIES
 Net Income                                            (4,267)
 Adjustments to reconcile Net Income
  to net cash provided by operations:
     Deposit                                             (800)
     Accounts Payable                                  (5,728)
     Accrued Expenses: Payroll Liabilities              2,719
                                                      __________
 Net Cash provided by Operating Activities             (8,076)

INVESTING ACTIVITIES
 Investment securities                                 (4,480)
 Merrill Lynch                                         (7,740)
                                                      _________

Net cash provided by Investing Activities             (12,220)

Net cash increase for period                          (20,296)
Cash at beginning of period                            31,755
                                                      _________
Cash at end of period                                  11,459
                                                      =========


                       TIME FINANCIAL SERVICES, INC.
                       NOTE TO FINANCIAL STATEMENTS
                            SEPTEMBER 30, 1998
                               (Unaudited)




The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. Such results are not necessarily indicative of a full year's operation.





Part I.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

The following discussion should be read in conjunction with the attached consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the year ending June 30, 1998 in the Company's Form 10-KSB.

Liquidity and Capital Resources

During the three month period ending September 30, 1998, the Company experienced a net increase in cash of $113.54. The net cash came from investing activities. The company had $11,459 in cash and $804,068 in assets at the end of the period. Total equity was $119,410.

Results of Operations

Text Services Division:

The Text Services revenue was $37,102 for the quarter ending
September 30, 1998, down from $50,100 for the quarter ending
September 30, 1997. This is a decline of 26%. This decline was due to the decline in Prodigy volume.

The company entered into an agreement with JV Web to sell the Text
Services division and received $30,000 in extraordinary income attributing to this sale in the quarter. The sale subsequently fell through. The funds were retained.

Time Lending Mortgage Division

The mortgage division had revenues of $105,974.37 for the quarter ending September 30, 1998, an increase of $76,184 or 250% for the quarter.

This included a loan foreclosure payoff of $14,430. Loan origination commissions and fees totaled $90,835. Loan originations started an annual decline in the second quarter
(fiscal). The division had an operating loss of $(6,670) for the quarter.

Real Estate Division

In September 1997, the company purchased eight properties. The income from the properties and other real estate transactions was $11,615 for the quarter. During the quarter ending September 30, 1998, $5,639 was spent in repairs for one property being prepared for sale. The division lost ($22,204) in operations for the quarter. This compared to an operating loss of ($14,097) last quarter. One property was put up for sale.

Marketing Division

The Company's joint venture with Signature Marketing continued to be productive. The Company's income for the quarter ending
September 30, 1998 was $51,509. This was an increase of $7,381 or 16.7% over the quarter ending June 30, 1998. The division contributed $2,232 in profit to the Company.

The Company

Overall total income for the quarter ending September 30, 1998 was $236,200 compared to $85,016 for the quarter ending September 30, 1997. This was an increase of $151,184 or 178%. This represented a 83% increase over the quarter ending June 30, 1998 ($129,881) increase). Revenues increased due to the lower interest rates that generated increase loan closings, but with low margins there was only a slight impact on profitability.

The company is generating good cash flows and this should continue throughout the year.



                   PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There has been no significant change in other legal matters at this time.

Item 2.  Changes in Securities

 None


Item 3.  Submission of Matters to a Vote of Securities Holders

 None

Item 4.  Submission of Matters to a Vote of Securities Holders

 None

Item 5.  Other Information

Time Financial Services, Inc.'s IRS Employer Identification Number
("FIN") has been issued as 33-0840184. Market Data Corporation which was merged into Time Financial, "FIN" was 33-0317819.


                           SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned duly authorized persons.


                            Time Financial Services, Inc.
                                   (Registrant)



April 26, 1998                   Michael F. Pope
(Date)                           (Signature)



April 26, 1998                   Philip C. LaPuma
(Date)                           (Signature)




































