Form 10-Q/A
period 1996-09-30
MARKET DATA CORP
filed 1999-06-15
CIK 833837

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549


                            FORM 10-QSB/A


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













                     TIME FINANCIAL SERVICES, INC.
                            BALANCE SHEET
                            CONSOLIDATED
                            (Unaudited)





                                    September 30,  September 30,
                                        1998          1997
                                    _____________  _____________

ASSETS:

Current Assets:
 Cash and cash equivalents          $      11,495  $     12,074
 Accounts receivable                            0             0
 Inventory                                      0             0
 Prepaid expenses                             806             0

                                    _____________  _____________

    Total Current Assets                   12,265        12,074

Property and Equipment, net of
  accumulated depreciation                  7,489        10,102

Other Assets:
Investment in equity securities            12,370           150
Employee Advances                           5,000             0
Real Property at Acquisition Cost         786,699       786,699
                                    _____________  _____________

Total Other Assets                        804,069       786,849
                                    _____________  _____________

TOTAL ASSETS                        $     823,823  $    809,025
                                    _____________  _____________

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
Accounts payable                    $       8,253  $    56,702
Accrued expenses                           26,839        2,482
Current Portion of Long Term Debt           8,051        8,051
                                    _____________  _____________
Total Current Liabilities           $      43,143  $     67,235

Long Term Liabilities
 Long Term Debt                           661,270       631,270
                                    _____________  _____________
Total Liabilities                   $     704,413  $    698,505

Stockholders' Equity:
Common stock, .001 par value;
   5,000,000 shares authorized,
   1,205,744 shares issued
   and outstanding at
   Sept 30, 1998 (see Note 1)              83,000        16,756
Additional paid-in capital                298,642       298,642
Stock for Real Estate                     156,000       156,000
Retained earnings (deficit)              (418,232)     (360,878)
                                    _____________  _____________
Total Stockholders' Equity                119,410       110,520
                                    _____________  _____________
TOTAL LIABILITIES
   AND STOCKHOLDERS' EQUITY         $    823,823   $    809,025
                                    =============  =============

Note 1: Changes in Stockholders Equity was due to issuance of shares for real estate and payment of debt as discussed in the December 1997, 10Q and the June 1998 10KSB.




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




                         TIME FINANCIAL SERVICES
                         STATEMENT OF CASH FLOWS
           FOR THE QUARTER ENDED SEPTEMBER 30, 1998 AND 1997
                              (Unaudited)

                                        For the three months ending
                                             1998       1997
OPERATING ACTIVITIES
 Net (loss)                                 (4,267)    1,932
 Adjustments to reconcile net (loss)
  to net cash (used in) operating
  activities:
   Depreciation and amortization                 0         0
   Change in assets and liabilities:
     Accounts receivable                         0        50
     Inventory                                   0         0
     Prepaid expenses                            0         0
     Other assets                                0         0
     Accounts payable and
       accrued expenses                     (3,009)    1,469
                                         __________ __________
 Net Cash (used in) operating
   activities                               (8,076)    3,451

 CASH FLOWS FROM INVESTING ACTIVITIES:

 Investment Securities                     (12,220)        0
 Proceeds from issuance of stock                 0         0
                                          __________ __________
 Net cash provided by Investing Activities (12,220)        0

NET CASH PROVIDED BY FINANCING ACTIVITIES        0         0
                                          __________ __________

Net decrease in cash and cash equivalents  (20,296)    3,451

Beginning of period                         31,755     8,623
                                          __________ __________
End of period                             $ 11,459   $12,074
                                          ========== ==========



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

                         Time Financial Services, Inc.
                         (registered)


06/15/99                  Michael F. Pope
(date)                    (signature)

06/15/99                  Philip C. LaPuma
(date)                    (signature)