Form 10-Q
period 1998-12-31
MARKET DATA CORP
filed 1999-06-17
CIK 833837

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549


                            FORM 10-QSB


         QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
               THE SECURITIES EXCHANGE ACT OF 1934


Quarter: December 31, 1998 Commission File Number:33-22264-FW

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

  X   Yes       No
_____     _____

     The number of shares outstanding of each of the issuer's classes of stock, as of September 30, 1998, are as follows:

Class of Securities:                Shares Outstanding:
Common Stock, $.001 par value       1,235,744








                              INDEX
                  TIME FINANCIAL SERVICES, INC.



PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

     Balance Sheets (Unaudited):                               3
        As of December 31, 1998

     Statements of Operation (Unaudited):                      5
        For the Three Months and Six months ended
        December 31, 1998

     Statement of Cash Flows (Unaudited):                      6
        For the Three Months and Six months
        Ended December 31, 1998

    Article 5 of Regulation S-X, Financial Data Schedule       7

     Note to Financial Statements:                             8
        As of December 31, 1998 (Unaudited)

Item 2.     Management's Discussion and Analysis of            9
               Financial Condition and Results of Operations

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                 11

Item 2.     Change in Securities                              11

Item 3.     Defaults Upon Senior Securities                   11

Item 4.     Submission of Matters to a Vote of Security       11
               Holders

Item 5.     Other Information                                 11



            Signatures                                        12









                 TIME FINANCIAL SERVICES, INC.
                          BALANCE SHEET
                          Consolidated
                           (Unaudited)


                                    December 31,  December 31,
                                       1998          1997
                                   _____________  _____________
ASSETS:

Current Assets:
 Cash and cash equivalents          $     102,930  $     76,682
 Accounts receivable                            0             0
 Inventory                                      0             0
 Prepaid expenses                             800         6,950
                                    _____________  _____________

    Total Current Assets                  103,730         83,632

Property and Equipment, net of
  accumulated depreciation                  7,489        10,102

Other Assets:
Investment in equity securities                 0           150
Employee Advances                           5,000             0
Real Property at acquisition cost         491,699       786,699
                                    _____________  _____________

Total Other Assets                        496,699       786,849
                                    _____________  _____________

TOTAL ASSETS                        $     607,918  $    880,583
                                    _____________  _____________

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
 Notes payable to bank                          0             0
 Accounts payable                          11,245        41,548
Accrued expenses                            5,432         4,416
Current Portion Long Term Debt              5,255             0
                                    _____________  _____________
Total Current Liabilities           $      21,932  $     45,964
Long Term Liabilities
 Long Term Debt                     $     442,063       639,321
                                    _____________  _____________
Total Liabilities                   $     463,995  $    685,285

Stockholders' Equity:
Common stock, .001 par value;
   50,000,000 shares authorized,
   989,230 shares issued
   and outstanding at
   December 31, 1998                       83,000        16,756
Additional paid-in capital                298,642       298,642
Stock for real estate                     156,000       156,000
Retained earnings (deficit)              (393,719)     (276,100)
                                    _____________  _____________
Total Stockholders' Equity                143,923       195,298
                                    _____________  _____________
TOTAL LIABILITIES
   AND STOCKHOLDERS' EQUITY          $    607,918   $   880,583
                                    =============  =============




                    TIME FINANCIAL SERVICES, INC.
                      STATEMENT OF OPERATIONS
                FOR THE QUARTER ENDED DECEMBER 31, 1997
                              (Unaudited)

                        Quarter Ending          Six Months Ending
                       Dec. 31     Dec. 31      Dec. 31     Dec. 31
                         1998        1997         1998        1997
                   ___________  ___________  ___________  ___________

REVENUES:
Loan origination
 fees              $  57,213    $  54,962    $ 166,395    $  84,752
Rental income         10,948       13,612       19,355       13,612
Marketing Income      30,283      144,325       81,792      144,325
Product and
 Software sales       29,934       60,370       67,036      110,470
Other fees and
 income               81,209           38      111,209        5,164
                   ___________  ___________  ___________  ___________
Total Revenue        209,586      273,307      445,786      358,323
                   ___________  ___________  ___________  ___________

OPERATING EXPENSES:
Loan officer
 commissions          64,521       76,050      153,794      103,468
Loan Processing
 costs                 4,814        4,925       29,873        9,343
Other general and
 administrative       39,356       31,888       77,656       42,581
Operating costs       76,081       75,666      163,916      116,221
                   ___________  ___________  ___________  ___________
Total Operating
  Expenses           184,772      188,529      425,239      271,613
                   ___________  ___________  ___________  ___________
OPERATING (LOSS)
 Profit               24,814       84,778       20,547        86,710

NET (LOSS)
  PER COMMON SHARE
  Before
  extraordinary loss  0.0201       0.0857       0.015         0.088
                  ===========  ===========  ===========  ===========

Weighted Average
  Shares
  Outstanding      1,235,744      989,230    1,235,744       989,230
                   =========== ===========  ===========  ===========


                     TIME FINANCIAL SERVICES, INC.
                        STATEMENT OF CASH FLOWS
           FOR THE QUARTER ENDED DECEMBER 31, 1997 and 1998
                              (Unaudited)

                                        For the three months ending
                                        December 31,   December 31,
                                            1998          1997
                                      ______________  ____________
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)                             $  24,814       $  86,711
Adjustments to reconcile net (loss) to
 net cash (used in) operating
  activities:
Depreciation and amortization                  0               0
(Increase) Decrease in:
   Accounts receivable                         0               0
   Officer receivable                          0               0
   Federal Income tax receivables              0               0
   Inventory                                   0               0
   Prepaid expense                       (24,198)         (6,950)
   Other Assets                                0               0
   Accounts payable and accrued expenses   2,992         (15,153)
Net cash provided (used in)
  operating activities                     3,608         (22,103)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment      295,000               0
Purchase of Goodwill                           0               0
Investment Securities                      4,630          64,608
Net Cash (used in) investing activities  299,630          12,074

Net cash provided by Financing Activities
 Proceeds from issuance of stock               0               0
 Mortgage Debt                          (217,636)              0
Net increase (decrease) in cash or
 cash equivalents                         85,602          64,608
 Beginning of the period                  17,327          12,074

Cash and Cash Equivalents -
  End of Period                        $ 102,929       $  76,682






                     TIME FINANCIAL SERVICES, INC.
                     NOTE TO FINANCIAL STATEMENTS
                          December 31, 1998
                             (Unaudited)


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

















Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.


Liquidity and Capital Resources

During the quarter ending December 31, 1998, the company sold its first property that it had acquired the year before. The property (Bellinger) was a single family residence located in Huntington Beach, California. It was acquired for $295,000 with stock given for the owners equity, with the property rented back to the owner until June of 1998. Upon the owner vacating the property, management spent three months repairing, painting and making the property ready to market. It was sold for $365,000 and closed in November 1998.

The sale added significantly to the company's cash and liquidity as evidenced by the cash flow statement with cash increasing
$85,602 for the quarter to an ending balance of $102,929. This is 34% increase over the same period last year.

The sale reduced assets by $295,000 and reduced debt by $222,000, and made the quarter profitable in the amount of $24,814. This brought profit for the six months ending December 31, 1998 to $20,547. With the company's loss carry forward there is no tax accrual.

Results of Operations

Text Services Division

Management continues to search for a buyer for this publication,"Wall Street Whispers." It's revenue was $29,934 for the quarter. This is down 55% from the same period last year. The text division lost ($8,425) for the quarter compared to a profit of $12,464 for the same quarter a year ago. This is why management continues to search for a buyer who will be able to replace the declining sales of Prodigy with new markets. This sale will improve profitability and liquidity by cutting losses and selling assets that are not on the balance sheet.

Mortgage Lending Division

The lending revenue was $57,207 for the quarter ended. December 31, 1998, compared to $54,540 for the quarter ended December 31, 1997, an increase of $2,667 or 5%. Revenues were down 46% from the quarter ended September 30, 1998 due to seasonal trends and managements focus on the real estate division.

Real Estate Division

The real estate division sold one of the seven single family homes it acquired in August 1997. Management's goal is to sell one of these properties each quarter, subject to the real estate market trends. In addition, management will acquire additional properties for stock as the opportunity presents itself.

The rental income for the period ending December 31, 1998 was $10,947 up 30% over the period ended December 31, 1997. Rental income will decline due to the sale of Bellinger. The California and Nevada real estate market continues to show strength, so the company's properties are growing in value 3% to 10% per year.

Direct Mail Division

The Company's joint venture with Signature Marketing Inc., continued to decline due to the decline in the marketing of 125% equity loans which made up the significant marketing volume the prior year. Revenue for Direct Mail was $30,283 down 41% from the quarter ended September 30, 1998 and down 79% from the quarter ended December 31, 1997.

As the mortgage industry adjusts to new mortgage products the revenue volume for direct mail will return in future quarters.

Subsequent Events:

A letter of intent has been signed with Lela Elliot of Houston to sell the assets that make up the company's Houston Office, which are used exclusively to produce the Publication, "Wall Street Whispers." The letter of intent is dated May 14, 1999. Closing of the sale took place on June 1, 1999. The company was given a note for $120,000 repayable over 24 months.


                   PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There has been no significant change in other legal matters at this time.

Item 2.  Changes in Securities

 None

Item 3.  Submission of Matters to a Vote of Securities Holders

 None




Item 4.  Defaults upon Senior Securities

 None


Item 5.  Other Information

Director and President Michael F. Pope filed a personal Chapter
7.  This had no direct effect on the company.






                        SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned duly authorized persons.


                      Time Financial Services, Inc.
                      (Registered)


06/16/99              Michael F. Pope
(Date)                (Signature)

06/16/99              Philip C. LaPuma
(Date)                (Signature)