Form 10-Q
period 1999-03-31
TIME FINANCIAL SERVICES INC
filed 1999-07-07
CIK 833837

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549


                            FORM 10-QSB


         QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
               THE SECURITIES EXCHANGE ACT OF 1934


Quarter: March 31, 1999 Commission File Number:33-22264-FW

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






                              INDEX
                    TIME FINANCIAL SERVICES, INC.



PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

     Balance Sheets (Unaudited):                               3
        As of March 31, 1999

     Statements of Operation (Unaudited):                      5
        For the Three Months and Nine months
        ended March 31, 1999


     Statement of Cash Flows (Unaudited):                      6
        For the Three Months and Nine Months Ended
        March 31, 1999


     Note to Financial Statements:                             8
        As of March 31, 1999 (Unaudited)

Item 2.     Management's Discussion and Analysis of            9
               Financial Condition and Results of Operations

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                 10

Item 2.     Change in Securities                              10

Item 3.     Defaults Upon Senior Securities                   10

Item 4.     Submission of Matters to a Vote of Security       10
               Holders

Item 5.     Other Information                                 10



            Signatures                                        11










                   TIME FINANCIAL SERVICES, INC.
                            BALANCE SHEET
                            CONSOLIDATED
                            (Unaudited)



                                      March 31,     March 31,
                                        1999          1998
                                    _____________  _____________

ASSETS:

Current Assets:
 Cash and cash equivalents          $      99,040  $     39,851
 Accounts receivable                            0             0
 Inventory                                      0             0
 Prepaid expenses                             800         3,335

                                    _____________  _____________

    Total Current Assets                   99,840        43,186

Property and Equipment, net of
  accumulated depreciation                  7,489        10,102

Other Assets:
Investment in equity securities                 0           150
Employee Advances                           5,000             0
Real Property at Acquisition Cost         491,699       786,849
                                    _____________  _____________

Total Other Assets                        496,699       786,849
                                    _____________  _____________

TOTAL ASSETS                        $     604,028  $    840,137
                                    _____________  _____________


LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
Notes Payable to a bank             $           0            0
Accounts payable                           11,611        8,185
Accrued expenses                            8,355            0
Current Portion of Long Term Debt           5,255            0
                                    _____________  _____________
Total Current Liabilities           $      25,221  $     8,185

Long Term Liabilities
 Long Term Mortgage Debt                  442,063      639,321
                                    _____________  _____________
Total Liabilities                   $     467,284  $   647,506

Stockholders' Equity:
Common stock, .001 par value;
   5,000,000 shares authorized,
   1,205,744 shares issued
   and outstanding at
   Sept 30, 1998 (see Note 1)              83,000       16,756
Additional paid-in capital                459,703      298,642
Stock for Real Estate                     156,000      156,000
Retained earnings (deficit)              (561,959)    (278,767)
                                    _____________  _____________
Total Stockholders' Equity                136,744      192,631
                                    _____________  _____________
TOTAL LIABILITIES
   AND STOCKHOLDERS' EQUITY         $     604,028  $   840,137
                                    =============  =============

Note 1: Changes in Stockholders Equity was due to issuance of shares for real estate and payment of debt as discussed in the December 1997, 10Q and the June 1998 10KSB.





                  TIME FINANCIAL SERVICES, INC.
                     STATEMENT OF OPERATIONS
              FOR THE QUARTER ENDED MARCH 31, 1999
                           (Unaudited)

                     3 Months    3 Months      9 Months    9 Months
                       Ended       Ended        Ended       Ended
                      Mar. 31     Mar. 31      Mar. 31     Mar. 31
                       1999        1998          1999        1998
                   ___________  ___________  ___________ __________
REVENUES:
Loan origination
 fees              $  59,244    $  38,037    $ 225,639    $ 123,089
Rental income         11,531       11,363       30,886       24,975
Marketing Income     134,769       76,606      216,561      202,483
Product and
 Software sales       33,563       47,017      100,599      176,249
Other fees and
 income                    0            0       30,000        3,910
                  ___________  ___________  ___________ ___________
Total Revenue        239,108      173,023      684,895      530,706
                  ___________  ___________  ___________ ___________
OPERATING EXPENSES:
Loan officer
 commissions          52,036       57,590      205,830      160,057
Loan Processing
 costs                 8,221       20,570       40,569       14,685
Other general and
 administrative      150,476       44,902      313,909      213,180
Operating costs       35,276       49,855      110,940      101,995
                   __________  ___________  ___________ ___________

Total Operating
  Expenses           246,009      172,916      671,248      489,917
                   ___________  ___________  __________ ___________
OPERATING (LOSS)
 Profit               (6,901)         107       13,647       40,789
NET (LOSS)
  PER COMMON SHARE
  Before
  extraordinary loss (0.0056)      0.0001       0.0110       0.0406
                   ===========  ===========  =========== ==========
Net Total Other
  Income
  (Expense)                0           40            0           78
NET INCOME
  (LOSS)              (6,901)         147       13,647       40,868
NET (LOSS)
  PER COMMON
  SHARE              (0.0056)    0.00015       0.0110        0.0406
Weighted Average
  Shares
  Outstanding      1,235,744   1,005,744    1,235,744     1,005,744
                  =========== ===========  ===========  ===========

                         TIME FINANCIAL SERVICES
                         STATEMENT OF CASH FLOWS
              FOR THE QUARTER ENDED MARCH 31, 1999 AND 1998
                              (Unaudited)

                                        For the three months ending
                                             1999       1998
OPERATING ACTIVITIES
 Net (loss)                                 (6,901)      147
 Adjustments to reconcile net (loss)
  to net cash (used in) operating
  activities:
   Depreciation and amortization                 0         0
   Change in assets and liabilities:
     Accounts receivable                         0         0
     Inventory                                   0         0
     Prepaid expenses                        2,923         0
     Other assets                                0         0
     Accounts payable and
       accrued expenses                        366   (33,363)
                                         __________ __________
 Net Cash (used in) operating
   activities                               (3,612)  (36,831)

 CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of Property                            0         0
 Purchases of Goodwill                           0         0
 Investment Securities                           0         0
 Proceeds from issuance of stock                 0         0
                                          __________ __________
 Net cash used in Investing Activities           0         0

NET CASH PROVIDED BY FINANCING ACTIVITIES        0         0
 Proceeds form issuance os stock                 0         0
 Mortgage payable                             (278)        0
                                          __________ __________

Net decrease in cash and cash equivalents   (3,890)  (36,831)

Beginning of period                        102,929    76,682
                                          __________ __________
End of period                             $ 99,040   $39,851
                                          ========== ==========




                      TIME FINANCIAL SERVICES, INC.
                      NOTE TO FINANCIAL STATEMENTS
                             MARCH 31, 1999
                               (Unaudited)




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













Part I.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.


Liquidity and Capital Resources

During the quarter ending March 31, 1999, the company maintained its healthy cash position. The Company's cash and liquidity was reduce only slightly, ($3,890) or 3.8% for the quarter ended March 31, 1999 to an ending balance of $99,040. This is a 148% increase over the same period last year.

For the nine months ending March 31, 1999, the Company remains profitable $13,647 compared to $40,789 for the nine months ended March 31, 1998. Revenues increased $154,189 or 29% for the nine months ended March 31, 1999 compared to the nine months ended March 31, 1998. Operating expenses increased $181,331 or 37% for the nine months ended March 31, 1999 compared to the nine months ended March 31, 1998. The increase in expenses was primarily in loan commission paid and the JV Marketing operating costs. The maintenance of the public company cost ($6,477) for the quarter ending March 31, 1999.

Results of Operations

Text Services Division:

Management found a buyer for the publication, "Wall Street Whispers." The buyer is Lela Elliot of Houston, Texas. Its revenue was $33,563 for the quarter. This is down (13,454) or 28.6% from the same period last year. The text division lost ($1,713) for the quarter ending March 31, 1999. See "Subsequent events" below.

Time Lending Mortgage Division

The lending revenue was $59,244 for the quarter ended March 31, 1999, compared to $38,037 for the quarter ended March 31, 1998, an increase of $21,207 or 55%. Revenues were up 3.5% from the quarter ended December 31, 1998. The mortgage lending division contributed $1,805 in profits for the period ending March 31, 1999.

Real Estate Division

There were no real estate sales or purchases for the quarter ended March 31, 1999. Management's goal is to sell a property periodically and invest the cash in hard money mortgages or new properties.



The California and Nevada real estate markets continue to be strong and should continue to be strong through the last half of 1999.
For the quarter ending March 31, 1999 expenses exceeded revenue in this division by ($4,194).

Direct Mail Division

The Company's revenue from the joint venture with Signature Marketing Inc., increased 35% for the quarter ended March 31, 1999 compared to the quarter ended December 31, 1998, and up 76% over the quarter ended March 31, 1998. The mortgage market moved to streamline FHA/VA loans, which should begin in early summer. Fortunately, the mortgage industry will move to another type of loan and direct mail will be used. There is usually a 30 to 60 day period when sales decline as mortgage companies adjust.

The direct mail division contributed $3,678 to the profit for the quarter ended March 31, 1999.

Subsequent Events:

"Wall Street Whispers" was purchases by Lela Elliot of Houston,
Texas effective June 1, 1999. The Company was given a note for $120,000 repayable at an average $5,000 per month over 24 months.



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


                                    Time Financial Services, Inc.
                                    (Registered)



      07/07/99                       Michael F. Pope
      (Date)                         (Signature)


                                     Philip C. LaPuma
                                     (Signature)