Form 10KSB/A
period 1998-06-30
TIME FINANCIAL SERVICES INC
filed 1999-09-21
CIK 833837

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                            FORM 10-KSBA

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

On January 7, 1997, the shareholders approved the name change of the corporation and change of domicile to Nevada. Time Financial Services, Inc. a Nevada corporation was formed and Market Data Corporation was merged into that corporation. This merger was finally recognized by the state of Texas on October 5, 1998. Included in this document is a copy of the State of Texas Certificate of Merger dated October 5, 1998.

The Company has three major income producing segments.

1. The Text Division which publishes Wall Street Whispers a daily digest of wall street newsletters. This is provided as content to on-line service providers including Prodigy, DTN, BMI, Data Broadcasting, etc. This five year old publication has its own web site, www.wallstwhispers.com. It can now be subscribed to directly by the public for $19.95 a month. The major income generator has been Prodigy (Classic Division). Prodigy Classic is being phased out and being replaced by Prodigy Internet. This has caused large revenue declines for Wall St. Whispers. Management has decided to sell this publication to minimize losses for this product. In addition, the publication is located in Houston, Texas and all other operations are in Orange, California.

2. Time Lending, California (TLC), is a wholly owned subsidiary located in Orange, California. TLC is a Mortgage broker. It is an approved broker for Countrywide Mortgage, 1st Union, Homeside
Mortgage and World Savings.

3. In addition to mortgages, TLC buys and sells real estate for profit. The Company currently owns seven single family homes in California and Nevada. The Company intends to buy and sell homes in its normal course of business. The Company will purchase foreclosures, repair them and resell them at market, capturing a gain on sale.

4. TLC has a joint venture agreement with Signature Marketing Associates, Inc. to provide direct mail marketing services to the mortgage brokerage industry. There are 36,000 brokers nationwide who offer mortgages to consumers. Direct mail is the leading marketing tool for them to develop leads. The market shifts as interest rates rise and fall. This will lead to declines in mailings when the mortgage market is in flux, with interest rates low, direct mail increases. Two mortgage products have dominated, 125% loan to value junior mortgages and FHA/UA streamline refinances.

The competition in each segment is as always strong, yet, because of the company's low overhead, it is able to remain competitive in price and service. Management with its many years of real estate and mortgage experience is able to respond quickly to market shifts and provide excellent service in all areas. There is no dependence on a single customer or product /service line. The Company is dependent on the mortgage / real estate markets which are now and look to remain strong over the next two - three years. Interest rates always remain the biggest factor in business volume. While rising from historic lows, interest rates still remain low enough to provide a positive business environment for 1999.

Management's Discussion and Analysis

The major factor in the decline in revenue in the Text division was the decline from Prodigy Classic. The on-line industry has shifted from specialized services to internet service providers. The growth of the internet is spectacular, but Prodigy was slow to respond and lost customers to giant AOL.

The Company's financial condition has improved with the acquisition of seven real estate properties and the continued strength of the Direct Mail operation. The company's cash position has improved and should continue to improve as real estate assets are bought and sold in our single family (foreclosure/fixer) operation grows.

Managements decision to sell the Text Division should improve operations by reducing losses and improve cash through its sale. Management expects to produce $30,000 to $70,000 cash upon sale of the text division. Increased cash will allow for increases in marketing expenditure in the Mortgage and Direct Mail business. This should result in increased sales and revenues.

Interest rates remain near historic lows and have stimulated the refinance market. Time Lending's volume of loans is growing to 11,000,000 in loans as of 6/30/98 compared to 6/30/97 at
$9,000,000. In April 1997, Time Lending entered into a Marketing Agreement with Signature Marketing Associates, Inc. for the purposes of setting up and providing Direct Mail Marketing Services to Lenders. With startup in April 1997, it attained profitability by year end. It provides full direct mail services to consumers with the direct response inquiry for a real estate loan. To date these programs have been very successful for it's clients. The volume of mailings has declined due to the loss of the 125% loan market.

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

The Company has seven full time and four part time employees, plus four commissioned loan officers.

Business Plans for Fiscal 1999

The Company plans to reduce the number of business segments by selling the Wall Street Whispers publication. This will reduce losses and cut fixed overhead significantly by eliminating the Houston, Texas operation. The remaining segments are all housed in Orange, California and that location is maintained with minimal fixed overhead. Cash will be generated through the sale of the Wall Street Whispers, publication and real estate.

In the mortgage brokering segment, there is minimal fixed costs.
Most of the fixed cost are attributed to the direct mail marketing business with Signature Marketing. This business is basically prepaid before each mailing. There is little risk.

With low fixed overhead and ready sources of cash liquidity through sale of real estate or additional real estate borrowing the Company should withstand any down side for the next fiscal year.

The company business plan calls for increased marketing costs.
These dollars will be generated by sales and put back into the business to create additional growth.

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

 September 28, 1998      TIME FINANCIAL SERVICES, INC.
 (Date)                   (Registered)

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

    Signature               Title                        Date


Michael F. Pope             Director                    09/21/99
(Signature)                                             (Date)
                         (Principal Executive Officer)


Philip C. LaPuma             Director                    09/21/99
(Signature)              (Principal Financial Officer)   (Date)









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

As shown in the financial statements, the company incurred a net loss of $65,478 for 1998 and has incurred a net loss in the prior year. At June 30, 1998, current liabilities exceeded current assets by $22,448. These factors indicate that the Company has substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the company cannot continue in existence.

In our opinion, the financial, statements referred to above present fairly, in all material respects, the financial position of Time Financial Services, Inc. as of June 30, 1998 and 1997, and the results of their operations and their cash flows for the years then ended inconformity with generally accepted accounting principles.

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
                                        ============= ============





                     TIME FINANCIAL SERVICES, INC.
                       STATEMENT OF OPERATIONS
                  FOR THE YEAR ENDED JUNE 30, 1998

                                         1998             1997
REVENUE:

Marketing income                     $   254,681        $        0
Product and software sales               216,387           303,785
Loan fees                                167,533           179,289
Other revenue                             47,399            32,323
                                    _____________     _____________
Total Revenue                            686,000           515,397

COSTS AND EXPENSES:

Loan officer commissions                 215,364           160,967
Operating costs                          223,204           144,438
General and administrative               312,910           773,899
                                    _____________     _____________
Total Operating Expenses                 751,478         1,079,304
                                    _____________     _____________

NET INCOME (LOSS)                        (65,478)         (563,907)
                                    =============     =============

BASIC (LOSS) PER SHARE                     (0.06)            (0.67)
                                    =============     =============

BASIC WEIGHTED AVERAGE SHARES
  OUTSTANDING                          1,070,035           838,327
                                    =============     =============

DILUTED LOSS PER SHARE                     (0.06)                0
                                    =============     =============

DILUTED WEIGHED AVERAGE OUTSTANDING  $ 1,090,785        $        0
                                    =============     =============



                    TIME FINANCIAL SERVICES, INC.
                       STATEMENT OF CASH FLOWS
                    FOR THE YEAR ENDED JUNE 30,

                                            1998             1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                        $(65,478)       $(563,907)
Reconciliation of net income (loss) to
 net cash (used in) operating activities:
    Depreciation and amortization           2,513           12,421
    (Increase) Decrease in:
     Accounts receivable                       50           64,491
     Employee advance                      (5,000)               0
     Inventory                                  0            5,058
     Prepaid expenses                           0            4,157
     Receivable from InfoPlan                   0           42,569
     Investment                          (786,699)          23,850
     Note receivable from InfoPlan
    Increase (Decrease) in:
     Accounts payable                     (39,669)          41,302
     Accrued expenses                      19,484            1,433
                                         _____________  ___________
Net Cash Provided by (Used in)
 Operating Activities                    (874,799)          (3,800)

CASH FLOWS USED FOR
 INVESTING ACTIVITIES:
Capital additions net of retirement             0          (12,615)
                                         _____________  ___________
Net Cash Used in Investing Activities           0          (12,615)
                                         _____________  ___________
CASH FLOWS USED FOR
 INVESTING ACTIVITIES:
Issuance of preferred stock                83,000                0
Issuance of common stock                  145,510                0
Real Estate property mortgages            669,321                0
                                         _____________  ___________
Net Cash from Financing Activities        897,831                0

Net Increase (Decrease) in Cash
 and Cash Equivalents                      23,132          (16,415)

Cash and Cash Equivalents-
 Beginning of Period                        8,623           25,038
                                         ____________  ____________
Cash and Cash Equivalents-
 End of Period                            $31,755        $   8,623
                                         ============  ============
SUPPLEMENTAL DISCLOSURE
CASH PAID DURING THE YEAR FOR:
Interest                                  $27,490        $       0
Income Taxes                                    0                0
The accompanying notes are an integral part of the financial
statements.                  F-4

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
                   ============    ===========   ============

(1) REFLECTING 20 TO 1 REVERSE STOCK SPLIT EFFECTIVE JULY 1, 1997



                    TIME FINANCIAL SERVICES, INC.
                    NOTES TO FINANCIAL STATEMENTS
                   JUNE 30, 1998 and JUNE 30, 1997


NOTE 1- ORGANIZATION AND PRESENTATION:

Market Data Corporation was incorporated in the state of Texas on March 15, 1988. Market Data Corporation, A Texas Corporation, and Renet Financial Corporation, a California corporation, merged on March 1, 1996. During November 1996 the California Corporation was demerged and the shares of the Corporation were distributed to the shareholders of the Company.

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

The merger was treated as a reverse acquisition for accounting purposes with Time Financial Services, Inc. as the acquirer and Market Data Corp. as the acquiree based upon Time Financial Services,Inc.'s then current officers and directors assuming management control of the resulting entity and the value and ownership interest being received by current Time Financial Services, Inc. stockholders exceeding that received by Market Data Corp. stockholders. The Merger, for accounting purposes,was treated as if Time Financial Services,Inc. issued additional capital stock to Market Data Corp. shareholders.

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

Revenue Recognition

Marketing Income is from a direct mail marketing joint venture project. Time Financial Services, Inc. records its income on a cash basis as it is received from the joint venture project.

Product and Software Sales are sales of on-line subscription financial data and software. Revenue is recognized at the time of sale.

Loan Fees are primarily mortgaged origination fees. Revenue is recorded at the time of mortgage closing.


Cash and Cash Equivalents

The Company considers all highly-liquid debt instruments, purchased with an original maturity of three months or less, to be cash equivalents.

Accounting for Impairments in Long-Lived Assets:

Long-lived assets and identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of assets may not be recoverable. Management periodically evaluates the carrying value and the economic useful life of its long-lived assets based on the Company's operating performance and the expected future undiscounted cash flows and will adjust the carrying amount of assets which may not be recoverable. On June 30, 1997 the Company recorded a charge against operations of $518,567 related to the write-off of other assets. The write-off was comprised of $394,780 loss on receivables and a write-down to fair value of an investment of $123,787. Through June 30, 1998, no such provision for impairment was necessary. Management believes that remaining long-lived assets in the balance sheet are appropriately valued.

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

   Furniture and fixtures               5 years
   Computer equipment and software    3-5 years
   Demonstration equipment              5 years
   Leased equipment                     3 years

Federal Income Tax:

The Company accounts for income taxes under SFAS No. 109, which requires the asset and liability approach to accounting for income taxes. Under this approach, deferred income taxes are determined based upon differences between the financial statement and tax bases of the Company's assets and liabilities and operating loss carryforwards using enacted tax rates in effect for the years in which the differences are expected to reverse. Deferred tax assets are recognized if it is more likely than not that the future tax benefit will be realized.

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

Operating Segments

In 1998, the Company adopted SFAS No. 131, Disclosures about
Segments of an Enterprise and Related Information. This statement requires the disclosure of certain information regarding the Company's operating segments.

Fair Value of Financial Instruments

The Company's financial instruments include cash, cash equivalents and notes payable. Estimates of fair value of these instruments are as follows:

     Cash and cash equivalents - The carrying amount of cash and cash equivalents approximates fair value due to the relatively short maturity of these instruments.

     Notes payable - The carrying amount of the Company's notes payable approximate fair value based on borrowing rates currently available to the Company for borrowing with comparable terms and conditions.

Earnings Per Share

In 1998, the Company adopted the provisions of SFAS No. 128, "Earnings per Share," which requires presentation on the face of the income statement of both basic and diluted earnings per share. Basic and diluted earnings per share have replaced the previously presented primary earnings per share. There were no preferred stock issued in prior years. In Note 6 it indicates that the Class A preferred shares may be converted at a price that is 35% below the price established by the trading market. This discount represents an assured incremental yield imbedded in the conversion terms of the preferred shares and its reflected the diluted earnings per share calculation.


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




NOTE 6- OPERATING SEGMENTS AND RELATED INFORMATION

In 1998, the Company adopted SFAS NO. 131, Disclosures about Segments of an Enterprise and Related Information. This statement requires the disclosure of certain information regarding the Company's operating segments. The Company operated principally in four industry segments. Direct mail marketing, product and software mortgage loan origination, and other revenues which are primarily rental income. The following table sets forth key operating information for each business segment:

                                             Year Ended June 30,
                                             ---------------------
                                              1998           1997
                                             _____________________


          Operating Revenues
            Marketing                       $ 254,681  $       0
            Product and Software Sales        216,387    303,785
            Loan Fees                         167,533    179,289
            Other Revenue                      47,399     32,323
                                           __________  ___________
                                            $ 686,000  $ 515,397
                                           ==========  ===========
           Operating Profit (Loss)
             Marketing                      $  29,184  $       0
             Product and Software Sales         6,938   (213,892)
             Loan Fees                        (57,614)  (165,063)
             Other Revenue                    (43,986)  (184,952)
                                           __________   __________
           Capital Expenditures
            Marketing                       $       0  $       0
           Product and Software Sales               0          0
           Loan Fees                                0     12,615
           Other Revenue                      786,699          0
                                            __________   __________
                                             $ 786,699     12,615
                                            ==========  ===========
          Identifiable Assets
            Marketing                        $  21,135 $        0
            Product and Software Sales          10,598      2,120
            Loan Fees                           12,661     16,805
            Other Revenue                      786,699          0
                                            ___________  __________
                                             $ 831,093  $  18,925
                                            =========== ===========

NOTE 7 - CLASS A PREFERRED STOCK:

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

NOTE 8- INCOME TAXES:

Significant components of the Company's deferred tax liabilities and assets are as follows:

                                              June 30
                                         1998           1997
Deferred Tax Liability               $        0      $        0
                                     ==========      ==========
Deferred Tax Assets
    Net Operating Loss Carryforwards    428,000         363,000
    Book / Tax Differences in
      Bases of Assets                   103,000         124,000
    Less Valuation Allowance           (531,000)       (487,000)
                                     ----------       ----------
Total Deferred Tax Assets            $        0       $       0
                                     ==========       ==========
Net Deferred Tax Liability           $        0       $       0
                                     ==========       ==========

As of June 30, 1998, the Company had a net operating loss carryforward for federal income tax purposes approximately equal to the accumulated deficit recognized for book purposes, which will be available to reduce future taxable income. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate a taxable income during the carryforward period. Because of the current uncertainty of realizing such tax assets in the future, a valuation allowance has been recorded equal to the amount of the net deferred tax assets, which caused the Company's effective tax rate to differ from the statutory income tax rate. The net operating loss carryforward, if not utilized, will begin to expire in the year 2009.


NOTE 9 - LONG-TERM DEBT:

Following is a summary of long-term debt at June 30, 1998

                                                   Amount
                                                  ________

  7.9% Note Payable to Washington Mutual           $222,000
  with monthly payments of $1,907,
  maturity date is October 13, 2027

  9.5% Note Payable to Nations Bank                  65,677
  with monthly payments of $619,
  maturity date is January 15, 2016

  7.5% Notes Payable to Mellon Mortgage              71,831
  with monthly payments of $521, maturity
  date is March 1, 2019

  10.125% Note Payable to First Union                83,813
  Mortgage Corporation with monthly payments
  of $777, maturity date is April 1, 2020.

  7.48% Note Payable to Home Savings of              74,000
  America with monthly payments of $585,
  maturity date is February 2019.

  10.5% Note Payable to GMAC Mortgage with           76,000
  monthly payments of $818, maturity date
  is January 1, 2019

  11.0% Note Payable to GMAC Mortgage with           76,000
  monthly payments of $813, maturity date
  is October 1, 2018
                                                    _______
Total                                               669,321
Less Current Maturities                               8,051
                                                   ________
                                                   $661,270
                                                   =========

The following are maturities of long-term debt for each of the next five years:

               1999      $  8,906
               2000         9,860
               2001        10,875
               2002        12,077
               2003        13,424
                         ___________
                           55,142
                         ___________
Remaining Balance         606,128
                         ___________

Total Long-Term Debt     $661,270
                         ===========

NOTE 10- GOING CONCERN:

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