Form 10KSB
period 1999-06-30
TIME FINANCIAL SERVICES INC
filed 1999-11-23
CIK 833837

SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC 20549

                          FORM 10-KSB

       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year                       Commission File
    June 30, 1999                             Number 33-22264-FW

                 Time Financial Services, Inc.
    (Exact name of registrant as specified in its charter)

               NEVADA                        33-0317819
          (State or other jurisdiction of   (IRS Employer
           incorporation of organization)   Identification No.)

               1182 N. Tustin Street, Orange, CA 92806"
               (Address of principal executive offices)

                          (714) 288-5901
          (Registrant's telephone number, including area code)

          Name of each exchange on which registered:   N/A

Securities registered pursuant to Section 12 (b) of the Act:   None
Securities registered pursuant to Section 12 (g) of the Act:   None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  X    No ___

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and do disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this
Form 10-KSB.            X


The aggregate market value of the 1,592,755 shares of common stock of the Registrant held by non-affiliates on June 30, 1999 was approximately $11,354,856.
Transitional Small Business Disclosure Format:   Yes ____   No X


Item 1.        Business

TIME FINANCIAL SERVICES, INC.

The Company has three major income producing segments.

Time Lending, California (TLC) is a wholly owned subsidiary located in Orange, California. TLC is a Mortgage and Real Estate Broker. It is an approved broker for Countrywide Mortgage, 1st Union, Homeside Mortgage, North American Mortgage, World Class Mortgage and various others. TLC generates its loan business through the marketing efforts of the Direct Mail Marketing Division which sends out mail pieces on behalf of TLC.

In addition to mortgages, TLC buys and sells real estate for profit. The Company currently owns six single family homes in California and Nevada. The Company intends to buy and sell homes in its normal course of business. The Company will purchase foreclosures, repair them and resell them at market, capturing a gain on sales.

TLC has liquidated its joint venture agreement with Signature
Marketing and has set up its own direct mail business separate from Signature Marketing Associates. The Company intends to continue growing this segment.


The Text Division published Wall Street Whispers a daily digest of Wall Street Newsletters. This publication was sold to Lela Elliot of Houston, Texas on June 1, 1999 for $120,000 in the form of a note payable in monthly installments of $5,000 per month over two years.

The competition in each segment is as always strong, yet, because of the Company's low overhead, it is able to remain competitive in price and service. Management with its many years of real estate and mortgage experience is able to respond quickly to market shifts and provide excellent service in all areas. There is no dependence on a single customer or product/service line. The Company is dependent on the mortgage and real estate markets, which are now and look to remain strong over the next two years. Interest rates always remain the biggest factor in business volume. While the Federal reserve is slowly raising rates to head off inflation, the increases forecast for the third and forth quarters of 1999 will have only a slight effect on TLC's business volume. This will be offset by management's increased marketing effort.

Management's Discussion and Analysis

Revenues were up 54.4% in for the Fiscal Year ended June 30, 1999. Profit was up 314% for the same period. This was a reflection of our first year of operation under the Management's aggressive Business and Marketing Plan. The selling the Text Division management is able to concentrate on the business it knows best - real estate and loan marketing. Reducing the total revenue by the Text Division's $133,721, the net increase is still 141% increase over the prior year.

The sale of Wall Street Whispers resulted in a one-time income of $120,000. This will come to the Company in payments over the next 24 months. The sale of one property (Bellinger) resulted in a gross gain of $70,000 before expenses. Management expects that the average gain on sale of each real property will be less than 1/3 that amount. The Company's cash position improved through these sales and will allow management to invest in improvements on other owned properties and ready them for sale next year.??
The California and Nevada real estate markets continue to be strong and will remain so over the next two years. Management intends to sell all six remaining properties and buy 4 to 6 more through the next year.

The six remaining homes show on the Company's balance sheet as of September 30, 1997. Property No. 4 (Bellinger) was sold and closed as of November 19, 1998 for $365,000.

A summary of these transactions is below:


Property             Market      Assumed   Equity at   Common    Estimated
                     Value        Loans      Market    Issued     Market

Lauglin, NV

1. 1683 Esteban     $97,000      $71,831   $25,169    8,427      $105,000

2. 1692 Esteban      97,000       65,677    31,323   10,487       105,000

3. 30 Palm Garden   100,000       83,813    16,187    5,419       110,000

Rialto, CA

4. 216 E. Morgan     94,000       70,000    24,000  105,000
5. 216 Van Kovering  88,000       68,000    20,000  100,000

6. 1550 Etiwanda     75,000       58,000    17,000   95,000

The Company has five full time, and three part time employees, plus three commissioned loan officers.


Business Plans for Fiscal 2000.

The Company plans to increase its emphasis on its direct mail segment and its mortgage lending segment.

In the mortgage brokering segment, there is minimal fixed costs.
Most of the fixed costs are attributed to the direct mail business. The direct mail business is basically prepaid before each mailing. There is little risk.

The Company will add a mortgage lending web site under "Time
Lending.com"

The mortgage segment specializes in specialty loan programs, such as loans for homeowner who went through a bankruptcy, home improvement loans for homeowners who recently purchased their home. This type of home loan is less rate sensitive than traditional mortgage refinancing.

The Company business plan calls for increased marketing costs. These dollars will be generated by sales and put back into the business to create additional growth. Loan marketing will include increasing the number of loan officers by 20% and increasing direct mail to generate leads for them. The direct mail marketing will be increased by focusing on home equity lenders.

Time Lending (TLC) presently leases 1,400 square feet in Orange, California. This lease was signed on December 1997 and will expire December 1999.



Item 3.   Legal Proceedings

None
PART II


Item 5.  Market for the Company's Common Stock and Related
Stockholder Matters.

The common stock of the Company commenced trading in the over-the-counter market on November 19, 1988. The following table sets forth, for the periods indicated through the fiscal year ended June 30, 1999, the range of high and low bid quotations for Company's stock as reported by a market-maker in the Company's securities. The quotations, which appear below, reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Quarter Ended                       High Bid                 Low
Bid

 September 30, 1995                 $  0.50                 $  0.38

 December 31, 1995                  $  0.38                 $  0.25

 March 31, 1996                     $  0.62                 $  0.25

 June 30, 1996                      $  0.50                 $  0.25

 September 30, 1996                 $  0.1875               $  0.1875

 December 31, 1996                  $  0.1875               $  0.1250

 March 31, 1997                     $  0.21                 $  0.0875

 June 30, 1997                      $  0.10                 $  0.75

 September 30, 1997                 $  1.25                 $  0.75

 December 31, 1997                  $  1.25                 $  0.75

 March 31, 1998                     $  1.25                 $  0.75

 June 30, 1998                      $ 1.25

 September 30, 1998                 $ 1.25                  $  0.71

 December 31, 1998                  $ 1.25                  $  0.75

 March 31, 1999                     $ 1.25                  $  0.71

 June 30, 1999                      $ 1.25                  $  0.71


The Company has not paid any dividends on its common stock and the Board of Directors of the Company presently intends to pursue a policy of retaining earnings, if any, for use in the Company
The Company has not paid any dividends on its common stock and the Board of Directors of the Company presently intends to pursue a policy of retaining earnings, if any, for use in the Company's operations and to finance expansion of the business. The declaration and payment of dividends in the future, of which there can be no assurances, will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial conditions, capital requirements, and other factors.

As of June 30, 1999, the Company had 170 shareholders of record, which does not include shareholders whose shares are held in street or nominee names.??


Item 6.  Management's Discussion and Analysis of Financial
Condition and Results of Operations


1999 Compared to 1998

During the fiscal year ended June 30, 1999, the Company incurred $84,000 in services of officers. In 1999, the Company incurred $327,986 in General and Administrative expenses, and $1,1059,096 business income from operations. Accordingly, the reported financial information herein may not be indicative of future operating results. For the period ended June 30, 1999 the profit from operations was $140,303 compared to a loss on operations for the period ended June 30, 1998 of ($65,478). This was a gain per share of $0.11, compared to a loss of ($6.06) per share for fiscal 1998.??


1998 Compared to 1997
During the fiscal year ended June 30, 1998, the Company incurred $312,910 in general and administrative expenses and $84,000 for services contributed by officers. In 1997, the Company incurred $255,322 in General and Administrative expenses and $84,000 for services rendered by officers. Loss on operations in 1998 was ($65,478) compared to the 1997 loss on operations of ($90,330).

Segment Results

The Text Services Division income decreased ($84,666) to $133,721 or 38% for the year ended June 30, 199. The subscription base of Prodigy continued to decline due to Prodigy's conversion to and Internet service provider. The publication "Wall Street Whispers" was sold to Lela Elliot of Houston, Texas for a $120,000 note.

Time Lending California is the mortgage operation. The revenue for fiscal 1999 was $253,737 an increase of $86,204 or 51.5% over 1998.
This was primarily in mortgage loan commissions. With continuing lower interest rates, revenues in this line continued to increase in 1999. One property was sold (Bellinger) for $365,000 that was originally purchased for $295,000.

Time Lending's Direct Mail Marketing segment generated $335,628 in revenue to the Company in fiscal 1999 an increase of $80,947 or 31.8% over fiscal 1998. The total revenue for the Company for fiscal 1999 was $1,059,096. This is an increase of $373,096 or 54.4% over 1998.

Net Income

The Company earned $140,303 in operations for 1999; the result of increased sales in the Marketing and Mortgage segments along with the sales of one real estate property and "Wall Street Whispers." This compares to a loss of ($65,478) for 1998. Overall expenses were $918,773 including an increase of $166,825 or 22% over 1998.

Item 7. Financial Statements and Supplementary Data

Please refer to pages F-1 through F5.


Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures.


There were no changes or disagreements with the Company's public accountants.

In connection with the audits of the two most recent fiscal years and any interim period preceding resignation, no disagreements exist with practices, financial statement disclosure, or auditing scope of procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused him to make reference in connection with his report to the subject matter of he disagreement(s).

The principal accounts' reports on the financial statements for any of the past two years contained no adverse opinion or a disclaimer of opinion nor was qualified as to uncertainty, audit scope, or accounting principles except for the "going concern" qualification.


Item 9.  Director and Executive Officers of Registrant

The present directors and executive officers of the Company, their ages, positions held in the Company and duration of service are as follows:

Name                Age  Position       Since
Michael F. Pope     50   Director       March 1996
                         President      August 1996

Philip C. La Puma   60   Director       March 1996
                         Secretary      August 1996
                         Treasurer      August 1996

Victoria A. Pope    51   Director       January 1997

The term of office of each director and executive officer ends at, or immediately after, the next annual meeting of shareholders of the Company. Except as otherwise indicated, no organization by which any director of officer has been previously employed is an affiliate, parent, or subsidiary of the Company.

Business Experience

The following is a brief account of the business experience during at least the past five years of each director and executive officer, including the principal occupation and employment during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Michael F. Pope, age 50, has been Director of the Company since March 1996, and President since August 1996. Mr. Pope was one of the founders of Renet Financial Corporation in 1988. He has a Bachelor of Arts degree in Economics from California State University, Long Beach. He holds a real estate brokers license in the State of California.

Philip C. La Puma, age 60, has been Director of the Company since March 1996 and Secretary/Treasurer since August 1996. Mr. La Puma hold a Bachelors of Science degree in Industrial Engineering from Stanford University and an MBA in General Management from the University of Southern California. He also co-founded Renet. He is a Registered Professional Engineer in the State of California.

Victoria Pope, age 51, has been a Director of the Company since January 1997. She has been active in the mortgage industry the past eight years working in various loan production positions from processing through administration at Renet Financial Corporation. She is the spouse of Michael F. Pope and they have two adult children. Mrs. Pope has many years of mortgage management experience.

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors and persons who own more than 10% of a registered class of the Company's equity securities to file reports of ownership and changes in ownership of equity securities of the Company with the Securities and Exchange Commission and NASDAQ. Officers, directors, and greater that 10% shareholders are required to furnish the Company with copies of all Section 16(1) filings.

The following people did not file any reports under Section 16(A) during the most recent year:

a. Michael F. Pope  President and Director

b. Philip C. La Puma     Secretary and Director

c. Victoria A. Pope Director


Item 11. Executive Compensation


The following table sets forth the summary compensation for all officers for services during three fiscal years ended June 30, 1999.

Name &              Period    Annual   Compensation   Long Term
Principal Position            Salary   Bonus          Options

Michael F. Pope     6/30/99   $48,000   0             0
Director            6/30/98   $48,000
President           6/30/97   $48,000

Philip C. La Puma   6/30/99   $48,000   0             0
Director            6/30/98   $48,000
Sec.-Treasurer      6/30/97   $48,000

The Company does not have any long-term incentive plans nor pension plans.
(Except for compensation of Officers who are Directors which Compensation is listed in Summary Compensation Table of Executives)



Cash Compensation             Security Grants



Name             Annual         Meeting   Consulting   Number of   Number of
                 Retainer       Fees($)   Fees/Other   Shares (#)  Securities
                  Fees($)                              UnderlyingOptions/SARs

Michael F. Pope     0                0           0           0              0

Philip C. LaPuma    0                0           0           0              0

Victoria A. Pope    0                0           0           0              0


Item 12. Security Ownership of Certain Beneficial Owners and
Management

As of June 30, 1999 no officer or director was know to own or control beneficially more than 5% of the Company's stock. The table below sets forth the total number of shares of the Company's outstanding voting stock owned by individuals, organizations, and officers of the Company and of all officers and directors as a group.

                                   Common Stock   Percentage

Time Lending, California                 289201    18.1%
1182 N. Tustin Street
Orange, California 92867


Steve Naramore                           121365    7.6%
3910 FM 1960 W. #130
Houston, TX 77068
10th Street Inc.                         75,000    4.75%
1182 N. Tustin Street
Orange, CA 92867

Joseph George, Inc.                      75,000    4.75%
6566 CorteCosco
Carlsbad, CA 92009

Common Stock.
All officers and                         10,954    0.7%
Directors

There were no transactions, or series of transactions, for the fiscal year ended June 30, 1999, nor are there any current proposed transactions, or series of the same, to which the Company is a party, in which the amount exceeds $60,000 and in which, to the knowledge of the Company, any director, executive officers, nominee, five % shareholders of any member of the immediate family of the foregoing person, have or will have a direct of indirect material interest.


Item 14. Exhibits, Financial Statements, Schedules and Reports on
Form 8-K

The following document is filed as part of this report:
Exhibits:

Financial Data Schedule






INDEX

S-K Number
27.1           Financial Data Schedule            F-1 to F-12






INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     Financial Statements
     Consolidated

          Independent Auditors' Report

          Balance Sheet for year ended June 30, 1999

          Statement of Operations for year ended June 30, 1999

          Statement of Cash Flows for year ended June 30, 1999

          Statement of Stockholders' Equity for the year ended
               June 30, 1999

               Notes to financial statements


(1)  Financial Statement Schedules
          A Financial Data Schedule, Article 5 of Regulation S-X will follow this report as an exhibit.







                    TIME FINANCIAL SERVICES, INC.

                        FINANCIAL STATEMENTS

                   FOR THE YEAR ENDED JUNE 30, 1999


Michael Johnson & Co., LLC
Certified Public Accountants
9175 East Kenyon Ave., Suite 100
Denver, Colorado 80237
Michael B. Johnson C.P.A.                   Telephone: (303) 796-0099
Member: A.I.C.P.A.                                Fax: (303) 796-0137
Colorado Society of C.P.A.s



                      INDEPENDENT AUDITOR'S REPORT


To the Board of Directors of
Time Financial Services, Inc.
Orange, CA


We have audited the accompanying balance sheet of Time Financial Services, Inc. as of June 30, 1999 and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Time
Financial Services, Inc. as of June 30, 1999, and the results of it's operations and cash flows for the year then ended in conformity with generally accepted accounting principles.


[Michael Johnson & Co., LLC.]
Denver, Colorado
August 28, 1999











                     TIME FINANCIAL SERVICES, INC.
                            Balance Sheet
                               June 30,


ASSETS:

Current Assets:
Cash and cash equivalents                      $   97,976     $   31,755
Accounts receivable                                 8,900              0
                                             -------------   --------------
Total Current Assets                              106,876         31,755

Property and Equipment, net of accumulated
Depreciation of $96,083 and $93,587 at
June 30, 1999 and 1998 respectively                 7,489          7,489

Other Assets:
Investment in equity securities                         0            150
Employee advance                                    5,000          5,000
Deposit                                               800              0
Note Receivable                                   120,000              0
Property investment                               491,699        786,699
                                              _____________   ____________
Total Other Assets                                617,499        791,849
                                              -------------   ------------
Total Assets                                      731,864        861,093
                                              =============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
Accounts payable                                   12,649         24,186
Accrued expenses                                   28,825         21,966
Current portion of long-term debt                  10,750          8,051
                                               ___________    ____________
Total Current Liabilities                          52,224         54,203

Long-Term Debt                                    392,717        661,270
                                               ____________   ____________

Total Liabilities                                 444,941        715,473

Stockholders' Equity:
Preferred stock, no par value 100,000
Shares authorized, 83 issued and outstanding at
June 30, 1998, none outstanding as of
June 30, 1999                                           0         83,000

Common stock, $.001 par value:
50,000,000 shares Authorized, 1,562,755 and
1,205,744 issued and outstanding at
June 30, 1999 and June 30, 1998, respectively       1,562          1,205

Additional paid-in capital                        573,346        459,703
Retained earnings (deficit)                      (287,985)      (428,288)
                                                ____________  ____________
Total Stockholders' Equity                        286,923        115,620
                                                ____________  ____________

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 731,864     $  831,093

The accompanying notes are an integral part of the financial statements.


                     TIME FINANCIAL SERVICES,INC.
                       Statement of Operations
                     For the Year Ended June 30,

REVENUE:                       1999            1998

Marketing income               $335,628        $254,681
Product and software sales      133,721         216,387
Loan fees                       253,737         167,533
Gain on Sales of Property
 and Stocks                     273,393               0
Other revenue                    62,617          47,399
Total Revenue                 1,059,096         686,000

COSTS AND EXPENSES:

Loan officer commissions        266,125         215,364
Operating costs & Marketing
 Expenses                       324,682         223,204
General and administrative      327,986         312,910
Total Operating Expenses        918,793         751,478

NET INCOME (LOSS)               140,303         (65,478)

BASIC (LOSS) PER SHARE            $0.11           (0.06)

BASIC WEIGHTED AVERAGE
 SHARES OUTSTANDING           1,265,246       1,070,035

DILUTED LOSS PER SHARE                0           (0.06)

DILUTED WEIGHTED
 AVERAGE OUTSTANDING                  0       1,090,785


               TIME FINANCIAL SERVICES, INC.
                  Statement of Cash Flow
                For the Year Ended June 30,

CASH FLOWS FROMOPERATING ACTIVITIES          1999         1998

Net income (loss)                          $ 140,303    $  (65,478)

  Depreciation and amortization                2,513         2,513

 (Increase) Decrease In:
     Accounts receivable                      (8,900)           50
     Employee advance                              0        (5,000)
     Prepaid expenses                           (800)            0
     Notes Receivable                       (120,000)            0
     Investment                              295,000      (786,699)

 (Increase) Decrease In:
     Accounts payable                         11,537       (39,569)
     Accrued expenses                        (18,221)       19,484
                                          _____________  ___________

Net Cash PRovided by (Used in)
 Operating Activities                        301,432      (874,699)

CASH FLOWS USED FOR INVESTING ACTIVITIES:
 Issuance of preferred stock                 (83,000)       83,000
 Issuance of common stock                    113,643       145,510
 Real Estate property mortgages             (265,854)      669,321
                                          _____________   ___________
 Net Cash from Financing Activites          (235,211)      897,831

 Net Increase (Decrease) in Cah and
   Cash Equivalents                           66,221        23,132

 Cash and Cash Equivalents
   Beginning of Period                        31,755         8,623
                                          -------------    -----------

 Cash and Cash Equivalents
   End of Period                              97,976        31,755
                                          =============    ============

SUPPLEMENTAL DISCLOSURE
CASH PAID DURING THE YEAR FOR;
Interest                                      36,432        27,490
                                          _____________    ____________
Income Taxes                                       0             0
                                          _____________    ____________

The accompanying notes are an integral part of the financial statements.


                    TIME FINANCIAL SERVICES, INC
                          Equity Statement
                            June 30, 1999

                                                                  Additional  Retained  Total
                                PREFERRED STOCK     COMMON STOCK    Paid-In   Earnings  Stockholders'
                                Shares    Amount  Shares    Amount  Capital   (Deficit)   Equity
Balance - June 30, 1996(1)           0         0  838,327    838   314,560  201,097       516,495

Net Loss                             0         0        0      0         0 (563,907)     (563,907)
                              ____________________________________________________________________

Balance - June 30, 1997              0         0  838,327    838   314,560 (362,810)      (47,412)

Issuance of Stock                   83    83,000        0      0         0        0        83,000

Issuance of Stock                    0         0  367,417    367   145,143        0       145,510

Net loss                             0         0        0      0         0 (65,478)       (65,478)
                              ____________________________________________________________________

Balance - June 30, 1998             83    83,000 1,205,744 1,205   459,703 (428,288)      115,620

Conversion of Pref. Stock          (83)  (83,000)  202,011   202    82,798        0             0
  to Common Stock

Issuance of Stock for Services       0         0   155,000   155    30,845        0        31,000

Net Income                           0         0         0     0         0  140,303       140,303
                             ______________________________________________________________________
Balance - June 30, 1999              0         0 1,562,755 1,562   573,346 (287,985)      286,923
                             ======================================================================

(1) REFLECTING 20 TO 1 REVERSE STOCK SPLIT EFFECTIVE JULY 1, 1997
The accompanying notes are an integral part of the financial statements.





                       TIME FINANCIAL SERVICES, INC.
                       NOTES TO FINANCIAL STATEMENTS
                                JUNE 30, 1999


NOTE 1 - ORGANIZATION AND PRESENTATION:

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

     The merger was treated as a reverse acquisition for accounting purposes with Time Financial Services, Inc. as the acquirer and Market Data Corp. as the acquiree based upon Time Financial Services, Inc.'s then current officers and directors assuming management control of the resulting entity and the value and ownership interest being received by current Time Financial Services, Inc. stockholders exceeding that received by Market Data Corp. stockholders. The Merger, for accounting purposes, was treated as if Time Financial Services, Inc. issued additional capital stock to Market Data Corp. shareholders for cash.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     These financial statements are presented on the accrual method of accounting in accordance with generally accepted accounting principles. Significant principles followed by the Company and the methods of applying those principles, which materially affect the determination of financial position and cash flows, are summarized below:

Description of Business

     Time Financial Services, Inc. markets financial information systems, software and on-line subscription financial data. The Company develops subscription based, daily financial text products that are marketed throughout the financial community. The company also receives mortgage origination fees and marketing service fees.

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

     Accounts Receivables are written off when deemed uncollectable

                   Cash and Cash Equivalents

     The Company considers all highly liquid debt instruments, purchased with an original maturity of three months or less, to be cash equivalents.

Accounting for Impairments in Long-Lived Assets:

Long-lived assets and identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of assets may not be recoverable. Management periodically evaluates the carrying value and the economic useful life of its long-lived assets based on the Company's operating performance and the expected future undiscounted cash flows and will adjust the carrying amount of assets which may not be recoverable. On June 30, 1997 the Company recorded a charge against operations of $518,567 related to the write-off of other assets. The write-off was comprised of $394,780 loss on receivables and a write-down to fair value of an investment of $123,787. Through June 30, 1998 no such provision for impairment was necessary. Management believes that remaining long-lived assets in the balance sheet are appropriately valued.

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

Operating Segments:

     In 1998, the Company adopted SFAS No. 131, Disclosures about
Segments of an Enterprise and Related Information. This statement requires the disclosure of certain information regarding the Company's operating segments

Fair Value of Financial Instruments:

The Company's financial instruments include cash, cash
equivalents and notes payable.     Estimates of fair value of these
instruments are as follows:

Cash and cash equivalents - The carrying amount of cash and cash equivalents approximates fair value due to the relatively short maturity of these instruments.

Notes payable - The carrying amount of the Company's notes payable approximate fair value based on borrowing rates currently available to the Company for borrowings with comparable terms and conditions.


NOTE 3 - PROPERTY AND EQUIPMENT:

Property and equipment consist of the following:

                                 June 30, 1998        June 30, 1998

Furniture and fixtures             $  42,474            $  39,996
Computer equipment and software       56,253               56,253
Demonstration equipment                3,295                3,295
Leased equipment                       1,650                1,650
                                   ____________        ____________
                                     103,672              101,176

Less: Accumulated depreciation        96,083               93,587
                                   ------------        ------------
                                   $   7,589            $   7,589
                                   ============        ============

NOTE 4 - OPERATING LEASES:

The Company leases office space under two operating lease agreement which expire December 31, 1999 and January 31, 2001.

Future minimum lease commitments as of June 30, 1999 are as follows:

               2000     $10,465
               2001      10,465
               2002      10,465


NOTE 5 - PROPERTY INVESTMENT:

The real estate division acquired seven single-family rental properties in August 1997. Three are located in Laughlin, Nevada and four in Southern California. These properties were purchased from four different individuals at a cost of $786,699.


NOTE 6 - OPERATING SEGMENTS AND RELATED INFORMATION:

In 1998, the Company adopted SFAS No. 131, Disclosures about
Segments of an Enterprise and Related Information. This statement requires the disclosure of certain information regarding the Company's operating segments. The Company operates principally in four industry segments.

Direct mail marketing, product and software mortgage loan origination, and other revenues, which are primarily rental income. The following table sets forth key operating information for each business segment:

                                   Year Ended June 30,
                                    1999                 1998

Operating Revenue
Marketing                         $   335,628         $  254,681
Product & Software Sales              133,721            216,387
Loan Fees                             253,737            167,533
Other Revenue                         336,010             47,399
                                   $1,059,096         $  686,000

Operating Profit (Loss)
Marketing                         $    45,792         $   29,184
Product & Software Sales               (4,849)             6,938
Loan Fees                             (32,709)           (57,614)
Other Revenue                         132,069            (43,986)
                                  $   140,303         $  (65,478)

Capital Expenditures
Marketing                         $         -         $        -
Product & Software Sales                    -                  -
Loan Fees                                   -                  -
Other Revenue                               -            786,699
                                  ___________         __________
                                  $       -0-         $  786,699
                                  ===========         ==========

NOTE 6 - OPERATING SEGMENTS AND RELATED INFORMATION (CONT):


Identifiable Assets
Marketing                     $   53,281          $  21,135
Product & Software Sales           8,900             10,598
Loan Fees                         27,984             12,661
Other Revenue                    641,699            786,699
                               $ 731,864          $ 831,093

NOTE 7 - INCOME TAXES

Significant components of the Company's deferred tax liabilities and assets are as follows:

                                           June 30
                                  1999               1998
Deferred Tax Liability        $        -           $        -
                              ==========           ==========
Deferred Tax Assets
     Net Operating Loss
     Carryforwards               287,900              428,000
Book/Tax Differences
     in Bases of Assets          103,000              103,000
     Less Valuation Allowance   (390,900)            (531,000)
Total Deferred Tax Assets     $        -           $        -
                              ===========          ============
Net Deferred Tax Liability    $        -           $        -
                              ===========          ============


As of June 30, 1999, the Company had a net operating loss carryforward for federal income tax purposes approximately equal to the accumulated deficit recognized for book purposes, which will be available to reduce future taxable income. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period. Because of the current uncertainty of realizing such tax assets in the future, a valuation allowance has been recorded equal to the amount of the net deferred tax asset, which caused the Company's effective tax rate to differ from the statutory income tax rate. The net operating loss carryforward, if not utilized, will begin to expire in the year 2009.


NOTE 8 - LONG-TERM DEBT:

     Following is a summary of long-term debt at June 30, 1999

                                                   AMOUNT

9.5% Note Payable to Nations Bank
with monthly payments of $619,
maturity date is January 15, 2016                  $   62,816

7.5% Notes Payable to Mellon Mortgage
with monthly payments of
$521, maturity date is March 1, 2019               $   69,812

10.125% Note Payable to First Union
Mortgage Corporation with
monthly payments of $777, maturity
date is April 1, 2020                              $   81,535

7.48% Note Payable to Home Savings of
America with monthly payments of $585,
maturity date is February 10, 2019                 $   55,227

10.5% Note Payable to GMAC Mortgage with
monthly payments of $818,
maturity date is January 1, 2019                   $   68,009

11.0% Note Payable to GMAC Mortgage with
monthly payments of $813, maturity date
is October 1, 2018                                 $   66,071


Total                                              $  403,467
Less Current Maturities                            $   10,750
                                                  ____________

                                                   $  392,717


The following are maturities of long-term debt for each of the next five years:

             2000               10,750
             2001               10,875
             2002               12,077
             2003               13,424
             2004               14,757
Remaining Balance              330,834
                               ________

Total Long-Term Debt          $392,717
                              =========






SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



November 22, 1999          TIME FINANCIAL SERVICES INC.
(Date)                     (Registered)


                            Michael F. Pope
                            (Signature)

                            Philip C. La Puma
                            (Signature)