Form 10QSB
period 1999-09-30
TIME FINANCIAL SERVICES INC
filed 1999-12-13
CIK 833837

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549


                            FORM 10-QSB


         QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
               THE SECURITIES EXCHANGE ACT OF 1934


Quarter: September 30, 1999 Commission File Number:33-22264-FW

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

  X   Yes       No
_____     _____

     The number of shares outstanding of each of the issuer's classes of stock, as of September 30, 1999, are as follows:

Class of Securities:                Shares Outstanding:
Common Stock, $.001 par value       1,592,755






                              INDEX
                    TIME FINANCIAL SERVICES, INC.



PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

     Balance Sheets (Unaudited):                               3
        As of September 30, 1999

     Statements of Operation (Unaudited):                      5
        For the Three Months ended September 30, 1999

     Statement of Cash Flows (Unaudited):                      6
        For the Three Months Ended September 30, 1999

     Note to Financial Statements:                             8
        As of September 30, 1999 (Unaudited)

Item 2.     Management's Discussion and Analysis of            9
               Financial Condition and Results of Operations

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                 10

Item 2.     Change in Securities                              10

Item 3.     Defaults Upon Senior Securities                   10

Item 4.     Submission of Matters to a Vote of Security       10
               Holders

Item 5.     Other Information                                 10



            Signatures                                        11














                     TIME FINANCIAL SERVICES, INC.
                            BALANCE SHEET
                            CONSOLIDATED
                            (Unaudited)


                                    September 30,  September 30,
                                        1999          1998
                                    _____________  _____________

ASSETS:

Current Assets:
 Cash and cash equivalents          $      97,826  $     11,495
 Accounts receivable                            0             0
 Inventory                                      0             0
 Prepaid expenses                             800           806

                                    _____________  _____________

    Total Current Assets                   98,626        12,265

Property and Equipment, net of
  accumulated depreciation                  7,489         7,489

Other Assets:
Investment in equity securities                 0        12,370
Employee Advances                           5,000         5,000
Real Property at Acquisition Cost         491,699       786,699
Note Receivable                           117,905             0
                                    _____________  _____________

Total Other Assets                        614,604       804,069
                                    _____________  _____________

TOTAL ASSETS                        $     720,719  $    823,823
                                    _____________  _____________

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
Accounts payable                    $       1,231  $     8,253
Accrued expenses                           16,586       26,839
Current Portion of Long Term Debt           5,255        8,051
                                    _____________  _____________
Total Current Liabilities           $      23,072  $     43,143

Long Term Liabilities
 Long Term Debt                           442,063       661,270
                                    _____________  _____________
Total Liabilities                   $     465,135  $    704,413

Stockholders' Equity:
Common stock, .001 par value;
   5,000,000 shares authorized,
   1,205,744 shares issued
   and outstanding at
   Sept 30, 1998 (see Note 1)              83,000        83,000
Additional paid-in capital                298,642       298,642
Stock for Real Estate                     156,000       156,000
Retained earnings (deficit)              (282,058)     (418,232)
                                    _____________  _____________
Total Stockholders' Equity                255,584       119,410
                                    _____________  _____________
TOTAL LIABILITIES
   AND STOCKHOLDERS' EQUITY         $    720,719   $    823,823
                                    =============  =============




                    TIME FINANCIAL SERVICES, INC.
                      STATEMENT OF OPERATIONS
             FOR THE QUARTER ENDED SEPTEMBER 30, 1999
                           (Unaudited)

                                             Sept. 30    Sept. 30
                                               1999        1998

REVENUES
Loan Origination fees                       $   28,861  $  109,182
Rental Income                                   10,865       8,407
Marketing Income                               116,050      51,509
Text Sales                                       2,718      37,102
Other fees and income                                0      30,000
                                            ___________ ___________

Total Revenue                               $  158,486  $  236,200

OPERATING EXPENSES:

Loan officer commissions                    $   29,001  $   89,273
Loan Processing costs                            3,465      25,059
Other general and administrative                38,526      38,300
Operating costs                                110,355      87,835
                                            ___________ ___________
Total operating expenses                    $  181,347  $  240,467
                                            ___________ ___________
OPERATING PROFIT (LOSS)                     $  (22,861) $   (4,267)
                                            ___________ ___________
NET (LOSS) PER COMMON SHARE                 $  (0.0143) $  (0.0051)
                                            =========== ===========
WEIGHTED AVERAGE
  SHARES OUTSTANDING                         1,592,755   1,205,744







                         TIME FINANCIAL SERVICES
                         STATEMENT OF CASH FLOWS
           FOR THE QUARTER ENDED SEPTEMBER 30, 1999 AND 1998
                              (Unaudited)

                                        For the three months ending
                                             1999       1998
OPERATING ACTIVITIES
 Net (loss)                                (22,861)   (4,267)
 Adjustments to reconcile net (loss)
  to net cash (used in) operating
  activities:
   Depreciation and amortization                 0         0
   Change in assets and liabilities:
     Accounts receivable                     9,140         0
     Inventory                                   0         0
     Prepaid expenses                          690         0
     Other assets                             2000         0
     Accounts payable and
       accrued expenses                     (6,264)   (3,009)
                                         __________ __________
 Net Cash (used in) operating
   activities                              (17,295)   (8,076)

 CASH FLOWS FROM INVESTING ACTIVITIES:

 Investment Securities                           0   (12,220)
 Notes Receivable                            2,095         0
                                          __________ __________
 Net cash provided by Investing Activities   2,095   (12,220)

NET CASH PROVIDED BY FINANCING ACTIVITIES   15,050         0
                                          __________ __________

Net decrease in cash and cash equivalents     (150)  (20,296)

Beginning of period                         97,976    31,755
                                          __________ __________
End of period                             $ 97,826   $11,459
                                          ========== ==========

             TIME FINANCIAL SERVICES, INC.
             NOTES TO FINANCIAL STATEMENTS
                 SEPTEMBER 30, 1999
                     (Unaudited)


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
































Part I.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.


The following discussion should be read in conjunction with the attached consolidated financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the year ending June 30, 1999 in the Company's Form 10-KSB.

Liquidity and Capital Resources

During the quarter ending September 30, 1999, the Company cash declined $9,050 from the previous quarter ending June 30, 1999, but was up $67,113 or 217% from the quarter ending September 30, 1998.

The Company's business plan is to sell the remaining five real estate properties and convert their equity to cash, then acquire additional properties to turn.

The cash flow from the sale of Wall Street Whispers was reduced to $2,500 per month from $5,000 to aid the buyer in over coming start-up issues. In the short term the Company doesn't expect this to increase.

Results of Operations

Text Services Division

This segment was sold effective June 1, 1999, so income dropped $37,102 or 92.7% for the quarter ending September 30, 1998.
Related expenses declined $36,288 or 97.8% for the period ended September 30, 1999 compared to the period ended September 30, 1998. This segment added $1,887 or 11% to profit for the quarter ended September 30, 1999 compared to a loss of ($17.26) for the quarter ended September 30, 1998.

Mortgage Lending Division

This segment declined significantly $77,672 or 73% to $28,302 for the quarter ended September 30, 1999 compared to the quarter ended September 30, 1998. This was due to a shift in the mortgage market from refinance loans to equity seconds caused by increasing interest rates. Expenses declined ($68,538) or 61% resulting in a net loss for this segment of ($15,804) for the quarter ended September 30, 1999 compared to ($6,670) loss for the quarter ended September 30, 1998.

The Company's business plan calls for increased marketing of mortgages to bring revenues back higher by third quarter (Period ending March 2000).


Real Estate Division

The Company is in the process of improving its properties and eventually liquidating the current inventory one at a time. No sales nor purchases took place during the quarter ending September 30, 1999.

Rental Revenues were $11,416 for the quarter ended September 30, 1999, a decrease of 1.7% compared to the quarter ended September 30, 1998. The Real Estate segment lost ($7,167) for the quarter ended September 30, 1999 compared to a loss of ($22,204) for the quarter ended September 30, 1998. These losses are anticipated and will continue until the properties are sold for profit.

Direct Mail Division

Direct mail revenues were strong $116,059 for the quarter ended September 30, 1999 an increase of 125% compared to the quarter ended September 30, 1998. This segment contributed $3,143 in profit for the quarter ended September 30, 1999. Compared to a loss of ($3,768) for the quarter ended September 30, 1998.

The Company

Overall the Company lost ($22,861) for the quarter ended September 30, 1999 compared to a loss of $(4,267) for the quarter ended September 30, 1998. To correct this the Company's plan is to sell its current real estate holdings and strengthen its mortgage marketing by use of its own direct mail facility. Management expects to use up approximately one half of its current cash position in this effort, but eventually the cash portion will be stronger.

Subsequent Events

A letter of intent has been signed with Holoworld Inc, of Woodland Hills, California for a reverse merger whereby Time Financial will acquire 100% of the outstanding shares of Holoworld Inc. in a share exchange agreement. Current Time Financial Services, Inc. shareholders will retain 10% of the new company and Holoworld,Inc. shareholders will retain 90%. Time Lending, California, the operating subsidiary of Time Financial Services,Inc. will be distributed to the Time Financial Services shareholders upon completion of the above merger.

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


December 13, 199
(Date)

                       Time Financial Services, Inc.
                       (Registrant)


                       Michael F. Pope
                       (Signature)

                       Philip C. LaPuma
                       (Signature)