Form 10QSB
period 1999-12-31
TIME FINANCIAL SERVICES INC
filed 2000-02-29
CIK 833837

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549


                            FORM 10-QSB


         QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
               THE SECURITIES EXCHANGE ACT OF 1934


Quarter: December 31, 1999 Commission File Number:33-22264-FW

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

       1040 E. Katella Street, Suite B-1, Orange, CA  92806
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

  X   Yes       No
_____     _____

     The number of shares outstanding of each of the issuer's classes of stock, as of September 30, 1998, are as follows:

Class of Securities:                Shares Outstanding:
Common Stock, $.001 par value       1,600,000








                              INDEX
                  TIME FINANCIAL SERVICES, INC.



PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

     Balance Sheets (Unaudited):                               3
        As of December 31, 1999

     Statements of Operation (Unaudited):                      5
        For the Three Months and Six months ended
        December 31, 1999

     Statement of Cash Flows (Unaudited):                      6
        For the Three Months and Six months
        Ended December 31, 1999

    Article 5 of Regulation S-X, Financial Data Schedule       7

     Note to Financial Statements:                             8
        As of December 31, 1999 (Unaudited)

Item 2.     Management's Discussion and Analysis of            9
               Financial Condition and Results of Operations

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                 10

Item 2.     Change in Securities                              10

Item 3.     Defaults Upon Senior Securities                   10

Item 4.     Submission of Matters to a Vote of Security       10
               Holders

Item 5.     Other Information                                 10



            Signatures                                        11







                 TIME FINANCIAL SERVICES, INC.
                          BALANCE SHEET
                          Consolidated
                           (Unaudited)


                                    December 31,  December 31,
                                       1999          1998
                                   _____________  _____________
ASSETS:

Current Assets:
 Cash and cash equivalents          $      52,952  $    102,930
 Accounts receivable                            0             0
 Inventory                                      0             0
 Prepaid expenses                               0           800
                                    _____________  _____________

    Total Current Assets                   52,952       103,730

Property and Equipment, net of
  accumulated depreciation                  7,489         7,489

Other Assets:
Investment in equity securities                 0             0
Employee Advances                           6,500         5,000
Real Property at acquisition cost         491,699       491,699
Note Receivable                           110,650             0

                                    _____________  _____________

Total Other Assets                        608,849       496,699
                                    _____________  _____________

TOTAL ASSETS                        $     669,291  $    607,918
                                    _____________  _____________

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
Notes payable to bank                           0            0
Accounts payable                           11,101       11,245
Accrued expenses                            2,835        5,432
Current Portion Long Term Debt              5,255        5,255
                                    _____________  _____________
Total Current Liabilities           $      19,191  $    21,932
Long Term Liabilities
 Long Term Debt                     $     442,063      442,063
                                    _____________  _____________
Total Liabilities                   $     461,254  $   463,995

Stockholders' Equity:
Common stock, .001 par value;
   50,000,000 shares authorized,
   1,600,000 shares issued
   and outstanding at
   December 31, 1999                       83,000        83,000
Additional paid-in capital                298,642       298,642
Stock for real estate                     156,000       156,000
Retained earnings (deficit)              (329,605)     (393,719)
                                    _____________  _____________
Total Stockholders' Equity                208,037       143,923
                                    _____________  _____________
TOTAL LIABILITIES
   AND STOCKHOLDERS' EQUITY          $    669,291   $   607,918
                                    =============  =============





                    TIME FINANCIAL SERVICES, INC.
                      STATEMENT OF OPERATIONS
                FOR THE QUARTER ENDED DECEMBER 31, 1999
                              (Unaudited)

                        Quarter Ending          Six Months Ending
                       Dec. 31     Dec. 31      Dec. 31     Dec. 31
                         1999       1998        1999        1998
                   ___________  ___________  ___________  ___________

REVENUES:
Loan origination
 fees              $  23,220    $  57,213    $  51,522    $ 166,395
Rental income          6,778       10,948       17,635       19,355
Marketing Income      44,953       30,283      161,004       81,792
Product and
 Software sales            0       29,934        2,718       67,036
Other fees and
 income                  265       81,209          824      111,209
                   ___________  ___________  ___________  ___________
Total Revenue         75,217      209,586      233,703      445,786
                   ___________  ___________  ___________  ___________

OPERATING EXPENSES:
Loan officer
 commissions          16,812       64,521       45,814      153,794
Loan Processing
 costs                 2,685        4,814        5,829       29,873
Other general and
 administrative       16,083       39,356       31,573       77,656
Operating costs       93,598       76,081      226,511      163,916
                   ___________  ___________  ___________  ___________
Total Operating
  Expenses           129,178      184,772      308,444      425,239
                   ___________  ___________  ___________  ___________
OPERATING (LOSS)
 Profit              (53,962)      24,814      (74,742)      20,547

NET (LOSS)
  PER COMMON SHARE
  Before
  extraordinary loss    (.04)      0.0201       (0.047)      0.015
                   ===========  ===========  ===========  ===========

Weighted Average
  Shares
  Outstanding      1,600,000    1,235,744    1,600,000   1,235,744
                   ===========  ===========  =========== ===========




                     TIME FINANCIAL SERVICES, INC.
                        STATEMENT OF CASH FLOWS
           FOR THE QUARTER ENDED DECEMBER 31, 1998 and 1999
                              (Unaudited)

                                        For the three months ending
                                        December 31,   December 31,
                                            1999          1998
                                      ______________  ____________
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)                             $  52,711       $  24,814
Adjustments to reconcile net (loss) to
 net cash (used in) operating
  activities:
Depreciation and amortization                  0               0
(Increase) Decrease in:
   Accounts receivable                         0               0
   Officer receivable                          0               0
   Federal Income tax receivables              0               0
   Inventory                                   0               0
   Prepaid expense                             0         (24,198)
   Other Assets                                0               0
   Accounts payable and accrued expenses   4,008           2,992
Net cash provided (used in)
  operating activities                    48,703           3,608

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment            0         295,000
Employee Advances                         (1,500)              0
Note Receivable                            7,255           4,630
Net Cash (used in) investing activities    5,755         299,630

Net cash provided by Financing Activities
 Proceeds from issuance of stock               0               0
 Mortgage Debt                                 0        (217,636)
Net increase (decrease) in cash or
 cash equivalents                        (42,948)         85,602
 Beginning of the period                  97,790          17,327

Cash and Cash Equivalents -
  End of Period                        $  54,842       $ 102,929






                   TIME FINANCIAL SERVICES, INC.
                   NOTE TO FINANCIAL STATEMENTS
                        December 31, 1999
                            (Unaudited)


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







Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.


Liquidity and Capital Resources

During the quarter ending December 31, 1999, the Company's cash declined ($42,948) from the previous quarter ended September 30, 1999 and down ($49,978) or (48.2%) from the quarter ended December 31, 1998. Cash was used for real estate being prepared for sale. The Company's business plan is to sell the remaining six single-family homes over the next six months. Cash will continue to decline until these properties are sold.

The cash flow from the sale of Wall Street Whispers continues at the reduced level of $2,500 for the remainder of this year.

Additional cash is being used for legal and accounting fees for the pending merger with Holoworld Inc. (See status below). These totaled $9,353 for the quarter ended December 31, 1999.

Results of Operations

Text Services Division

This was sold June 1, 1999. No revenues were received for this quarter. This is a decline of ($30,119) compared to the quarter ended December 31, 1998.

Mortgage Lending Division

For this segment, mortgage commission and fees were $23,485 and declined ($4,817) or (20%) from the quarter ended September 30, 1999, and declined ($33,993) or (59%) from the quarter ended
December 31, 1998.

These declines were due to increasing interest rates and the resultant shift in mortgage products away from refinancing. This shift was from "A" refinancing loans to equity 2nd's with high loan to value resulted in increased marketing costs with decreased closings.

Expenses for this segment declined ($8,884) or (23%) to $29,966 from the quarter ended September 30, 1999. Segment lost ($6,442) for the quarter ended December 31, 1999. This quarter is traditionally the slowest quarter of the year in the mortgage business. Revenues should increase over the next quarter.
(Period ended March 31, 2000).




Real Estate Division

The Company has improved the property located on Morgan Street in Rialto, California. This property is for sale and listed with a local real estate broker. No sales or purchases took place during the quarter ended December 31, 1999. Rental revenues were $6,778 for the quarter ended December 31, 1999, down ($4,169) or (38%) compared to the quarter ended December 31, 1998. This was due to vacancy required while properties are up for sale. Should the properties not sell while vacant this would put a strain on cash. Therefore only one property will be listed for sale at a time. Only one, Morgan, is vacant currently.

The Real Estate segment lost ($23,072) for the quarter ended
December 31, 1999. This segment lost ($30,239) for the six months ended December 31, 1999. These losses are anticipated and will continue until the properties are sold for profit.

Direct Mail Division

Direct Mail revenues were $44,953 for the quarter ended December 31, 1999, up $14,856 or 49.4% compared to the quarter ended December 31, 1998. Revenues were $161,004 for the six months ended December 31, 1999. Revenue declined in the quarter ended December 31, 1999, compared to the quarter ended September 30, 1999 by ($71,097) or (61%), due to interest rate increases that slowed the mortgage market.

Overall Operating Results

Overall, the Company had revenues of $75,217 for the quarter ended December 31, 1999, and revenues of $233,703 for the six months ended December 31, 1999. The six months revenues are down (37%) or (137,462) compared to the six months ended December 31, 1998. Compared to the six months ended December 31, 1998, expenses declined ($79,765) or (20%) to $308,444 for six months ended December 31, 1999.

Net loss for the six months ended December 31, 1999 was ($74,742) of which the net loss for the quarter ended December 31, 1999 was ($52,711).

The Company's business plan includes completing the merger with Holoworld Inc. as previously reported (8K dated December 1,
1999). Holoworld's accountants are currently completing Holoworld Inc.'s required audited financial statements. Upon completion of this audit, the Company intends to complete this merger. Current Time Financial shareholders should benefit as holders of Holoworld,Inc. shares when the merger is completed. In addition, upon completion of the merger with Holoworld, Time Lending, California will be distributed to the existing shareholders.


Subsequent Events:

The new millennium and Y2K had no effect on operations. All computer programs are Y2K compliant. One of two vacant properties has been rented while it remains for sale as an investment property. Morgan Street, Rialto remains vacant and for sale. It should sell within 30 to 60 days.


                   PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There has been no significant change in other legal matters at this time. (See Subsequent Events above).

Item 2.  Changes in Securities

 None

Item 3.  Submission of Matters to a Vote of Securities Holders

 None


Item 4.  Defaults upon Senior Securities

 None


Item 5.  Other Information

Director and Secretary Treasurer Philip C. LaPuma filed a personal Chapter 7 bankruptcy on advice of counsel. This had no effect on the Company. This is the second officer to do so.
Michael F. Pope's bankruptcy was reported in the December 31, 1998 10Q.

The Company moved to new offices in the City of Orange California. Our new address is 1040 E. Katella Ave., Suite B-1, Orange, California 92867. All phone numbers remain the same.
The term of the lease is three years commencing 2-1-00 and ending 1-31-03. Rent for the first year is $26,532, second year $30,150, and $31,356 the third year. The total amount for the term of the lease is $88,038. The cost of this lease is split with Tom Van Wagoner, President of Signature Marketing, who share the space and direct mail production facilities.







The following shares were issued as compensation to the following officers:

Michael F. Pope, President            3823 shares of common stock
Philip C.LaPuma, Secretary Treasurer  3622 shares of common stock





                        SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned duly authorized persons.


February 29, 2000        Time Financial Services, Inc.
(Date)                   (Registered)

                         Michael F. Pope
                         (Signature)


                         Philip C. LaPuma
                         (Signature)