Form 10QSB
period 2000-03-31
TIME FINANCIAL SERVICES INC
filed 2000-05-17
CIK 833837

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


           Quarter: March 31, 2000 Commission File Number:33-22264-FW

                          TIME FINANCIAL SERVICES, INC.
       -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           NEVADA                              33-0840184
-----------------------------------------------------------------
(State or other jurisdiction      (I.R.S. Employer incorporation
of organization)                          or Identification No.)

               1040 E. Katella Street, Suite B-1, Orange, CA 92806
       -----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (714) 288-5901

       -----------------------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing Requirements for the past 90 days.

  X   Yes       No

-----     -----

     The number of shares outstanding of each of the issuer's classes of stock, as of September 30, 1998, are as follows:

Class of Securities:                            Shares Outstanding:
Common Stock, $.001 par value                   1,600,000

                                      INDEX
                          TIME FINANCIAL SERVICES, INC.



PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

     Balance Sheets (Unaudited):                               3
        As of March 31, 2000

     Statements of Operation (Unaudited):                      5
        For the Three Months and Nine Months ended
        March 31, 2000

     Statement of Cash Flows (Unaudited):                      6
        For the Three Months and Nine Months
        Ended March 31, 2000

    Article 5 of Regulation S-X, Financial Data Schedule       7

     Note to Financial Statements:                             8
        As of March 31, 2000 (Unaudited)

Item 2.     Management's Discussion and Analysis of            9
                       Financial Condition and Results of Operations
PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                 11
Item 2.     Change in Securities                              11

Item 3.     Defaults Upon Senior Securities                   11
Item 4.     Submission of Matters to a Vote of Security       11
               Holders

Item 5.     Other Information                                 11


            Signatures                                        12

                          TIME FINANCIAL SERVICES, INC.
                                  BALANCE SHEET
                                  Consolidated
                                   (Unaudited)

                                      March 31,       March 31,
                                        2000           1999
                                   -------------  -------------
ASSETS:

Current Assets:
 Cash and cash equivalents          $      20,553  $     99,040
 Accounts receivable                            0             0
 Inventory                                      0             0
 Prepaid expenses                             110             0
                                    -------------  -------------
    Total Current Assets                   20,633        99,840

Property and Equipment, net of

  accumulated depreciation                  7,489         7,489

Other Assets:
Investment in equity securities                 0             0
Employee Advances                           6,450         5,000
Real Property at acquisition cost         491,699       491,699
Note Receivable                           108,150             0
                                    -------------  -------------
Total Other Assets                        606,299       496,699
                                    -------------  -------------
TOTAL ASSETS                        $     634,451  $    604,028
                                    -------------  -------------

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
Notes payable to bank                           0            0
Accounts payable                            9,977       11,611
Accrued expenses                            3,054        8,355
Current Portion Long Term Debt              5,255        5,255
                                    -------------  -------------
Total Current Liabilities           $      18,286  $    25,221
Long Term Liabilities
 Long Term Debt                     $     442,063      442,063
                                    -------------  -------------
Total Liabilities                   $     460,349  $   467,284

Stockholders' Equity:
Common stock, .001 par value;
   50,000,000 shares authorized,
   1,600,000 shares issued
   and outstanding at
   March 31, 2000                          83,000        83,000
Additional paid-in capital                298,642       298,642
Stock for real estate                     156,000       156,000
Retained earnings (deficit)              (363,540)     (561,959)
                                    -------------  -------------
Total Stockholders' Equity                174,102       136,744
                                    -------------  -------------
TOTAL LIABILITIES
   AND STOCKHOLDERS' EQUITY          $    634,451   $   604,028
                                    =============  =============

                          TIME FINANCIAL SERVICES, INC.
                             STATEMENT OF OPERATIONS

                      FOR THE QUARTER ENDED MARCH 31, 2000
                                   (Unaudited)

                             Quarter Ending     Nine Months Ending
                       March 31     March 31   March 31     March 31
                         2000       1999       2000          1999
                   -----------  -----------  -----------  -----------
REVENUES:
Loan origination

 fees              $  10,365    $  59,244    $  61,887    $ 225,639
Rental income          6,731       11,531       24,366       30,886
Marketing Income      74,571      134,769      250,651      216,561
Real Estate Sales          0            0            0       81,209
Text sales                 0       33,563        2,718      100,599
Other fees and
 income                1,718            0        2,542       30,000
                   -----------  -----------  -----------  -----------
Total Revenue         93,385      239,108      342,164      684,895
                   -----------  -----------  -----------  -----------

OPERATING EXPENSES:
Loan officer

 commissions           6,631       52,036       52,445     205,830
Loan Processing
 costs                 1,890        8,221        6,988      40,569
Other general and
 administrative        9,170      150,476        8,070     313,909
Operating costs      111,074       35,276      370,392     110,940
                   -----------  -----------  -----------  -----------
Total Operating

  Expenses           128,765      246,000      437,895     671,248
                   -----------  -----------  -----------  -----------
OPERATING (LOSS)
 Profit              (35,380)      (6,901)    ( 95,731)     13,647

NET (LOSS)
  PER COMMON SHARE
  Before

  extraordinary loss   (.022)     (0.0056)      (0.060)      0.011
                  ===========  ===========  ===========  ===========
Weighted Average
  Shares

  Outstanding      1,600,000    1,235,744      1,600,000   1,235,744
                  ===========  ===========    =========== ===========

                          TIME FINANCIAL SERVICES, INC.
                             STATEMENT OF CASH FLOWS
                  FOR THE QUARTER ENDED MARCH 31, 2000 and 1999
                                   (Unaudited)

                                          For the three months and
                                           nine months ended
                                             March 31,2000
                                         3 months    9 months
                                         --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)                             $ (35,380) $( 95,731)
Adjustments to reconcile net (loss) to
 net cash (used in) operating
  activities:
Depreciation and amortization                  0           0
(Increase) Decrease in:
   Accounts receivable                         0       9,830
   Officer receivable                          0           0
   Federal Income tax receivables              0           0
   Inventory                                   0           0
   Prepaid expense                             0           0
   Other Assets                                0           0
   Accounts payable and accrued expenses   (476)     (2,103)
Net cash provided (used in)
  operating activities                  (35,856)   ( 88,004)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment            0           0
Employee Advances                             50           0
Note Receivable                            2,500      10,400
Net Cash (used in) investing activities    2,550      10,400

Net cash provided by Financing Activities
 Proceeds from issuance of stock               0           0
 Mortgage Debt                                 0           0
Net increase (decrease) in cash or
 cash equivalents                       (33,280)    (77,603)
 Beginning of the period                  54,842     98,158

Cash and Cash Equivalents -
  End of Period                        $  20,553   $  20,553

                          TIME FINANCIAL SERVICES, INC.
                          NOTE TO FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (Unaudited)


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Liquidity and Capital Resources

During the quarter ending March 31, 2000, the Company's cash declined ($33,280) from the previous quarter ended December 31, 1999. Cash was continued to be used for real estate being prepared for sale. Two of six properties are currently in escrow. When these escrows close in May 2000, cash will increase by approximately $30,000 to make up for this quarter's loss of cash.

The cash flow from the sale of Wall Street Whispers continues at a reduced level.

Results of Operations

Text Services Division

This was sold June 1, 1999. No revenues were received for this quarter.

Mortgage Lending Division

For this segment, mortgage commission and fees were $10,365 for the quarter ended March 31, 2000 and declined ($13,120) or (56%) from the quarter ended December 31, 1999, and declined (56%) from the quarter ended March 31, 1999.

Interest  rates   continued  to  increase   further   reducing  the  market  for
refinancing. In addition, subprime lending has become more difficult to fund for lenders, because of fewer loan programs available.

Expenses for this segment declined ($9,537) or (32%) to $20,429 from the quarter ended March 31, 2000 compared to the quarter ended December 31, 1999. Compared to the same quarter in 1999, the third quarter expenses for this segment declined (64.5%) or ($37,136). This was due to reduced commissions paid out to loan officers. The Company had expected loan revenues to increase this quarter, but continued Fed interest rate hikes have reduced market opportunity.

Real Estate Division

Two properties, Morgon Street in Rialto, California and one of the Laughlin, Nevada properties are now in escrow. These should close in the latter part of May or early in June.

The Real Estate segment lost ($24,356) for the quarter ended March 31, 2000. This segment lost ($54,594) for the Nine Months ended March 31, 2000. These losses are anticipated and will continue until the properties are sold for profit.

Sale of properties is the key to the company's cash and income for the fourth quarter ending June 31, 2000.

Direct Mail Division

Direct Mail revenues were $74,574 for the quarter ended March 31, 2000. This was a decline of (44.6%) from the quarter ended March 31, 1999, and an increase of $29,618 or 65.9% compared to the prior quarter ended December 31, 1999.

The Company's growth in this segment is key to income growth. Marketing for this segment is increased for the next quarter.

Expenses declined ($52,308) or (44%) for the quarter ended March 31, 2000 compared to the quarter ended March 31, 1999.

For the nine months ended March 31, 2000, revenues were $250,651, an increase of $34,090 or 15.7% compared to the quarter ended March 31, 1999. Expenses for the nine months for the quarter ended March 31, 2000 were $239,507 an increase of $31,511 or 15.2%.

Interest rate increases affect this segment as well, but the Company's increased marketing effort should maintain current revenues in this division.

Overall Operating Results

Overall, the Company had revenues of $93,385 for the quarter ended March 31, 2000, and revenues of $342,164 for the Nine Months ended March 31, 2000. The Nine Months revenues are down (50%) or ($342,731) compared to the Nine Months ended December 31, 1999. Compared to the Nine Months ended December 31, 1999, expenses declined ($234,055) or (34.8%) to $437,895 for Nine Months ended March 31, 2000.

Net loss for the Nine Months ended March 31, 2000 was ($95,731) of which the net loss for the quarter ended March 31, 2000 was ($35,380).

The Company's business plan called for completing the merger with Holoworld Inc. as previously reported. Due to continued delays, the Company has unilaterally decided to discontinue discussions with Holoworld, Inc. and will seek another merger partner. The Company is currently reviewing other potential candidates and will notify shareholders when a letter of intent is signed.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

There has been no significant change in other legal matters at this time.

Item 2.  Changes in Securities

 None

Item 3.  Submission of Matters to a Vote of Securities Holders

 None

Item 4.  Defaults upon Senior Securities

 None

Item 5.  Other Information

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned duly authorized persons.

Dated: May 16, 2000                Time Financial Services, Inc.

                                   /s/ Michael F. Pope
                                   ---------------------
                                   Michael F. Pope


                                   /s/ Philip C. LaPuma
                                   ---------------------
                                   Philip C. LaPuma