Form 10KSB
period 2000-06-30
INTERRUPTION TELEVISION INC
filed 2000-10-13
CIK 833837

                    SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year                                Commission File
       June 30, 2000                                  Number 33-22264-FW

                          Interruption Television, Inc.
             (Exact name of registrant as specified in its charter)

            NEVADA                                            33-084010184
(State or other jurisdiction of                              (IRS Employer
 incorporation of organization)                             Identification No.)

                       11 Ann Siang Road, Singapore 069691
                    (Address of principal executive offices)

                                 011-65-327-1090
              (Registrant's telephone number, including area code)

                          Time Financial Services, Inc.
             1040 E. Katella Ave. Suite B1, Orange, California 92867
          (Former Name or Former Address, if Changed Since Last Report)

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

                                  Yes [X]  No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and do disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10KSB or any amendment to
this Form 10-KSB.   [X]

The aggregate market value of the 1,590,689 shares of common stock of the Registrant held by non-affiliates on June 30, 2000 was approximately $1,193,017.

Transitional Small Business Disclosure Format:   Yes [ ]  No [X]

                           FORWARD-LOOKING STATEMENTS

ALL FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE DEEMED BY THE COMPANY TO BE COVERED BY AND TO QUALIFY FOR THE SAFE HARBOR PROTECTION PROVIDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 THE 1995 ACT SHAREHOLDERS AND PROSPECTIVE SHAREHOLDERS SHOULD UNDERSTAND THAT SEVERAL FACTORS GOVERN WHETHER ANY FORWARD - LOOKING STATEMENT CONTAINED HEREIN WILL BE OR CAN BE ACHIEVED. ANY ONE OF THOSE FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED HEREIN. THESE FORWARD - LOOKING STATEMENTS INCLUDE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, INCLUDING PLANS AND OBJECTIVES RELATING TO THE PRODUCTS AND THE FUTURE ECONOMIC PERFORMANCE OF THE COMPANY. ASSUMPTIONS RELATING TO THE FOREGOING INVOLVE JUDGMENTS WITH RESPECT TO, AMONG OTHER THINGS, FUTURE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS, FUTURE BUSINESS DECISIONS, AND THE TIME AND MONEY REQUIRED TO SUCCESSFULLY COMPLETE DEVELOPMENT PROJECTS, ALL OF WHICH ARE DIFFICULT OR IMPOSSIBLE TO PREDICT ACCURATELY AND MANY OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD - LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THOSE ASSUMPTIONS COULD PROVE INACCURATE AND, THEREFORE, THERE CAN BE NO ASSURANCE THAT THE RESULTS CONTEMPLATED IN ANY OF THE FORWARD - LOOKING STATEMENTS CONTAINED HEREIN WILL BE REALIZED. BASED ON ACTUAL EXPERIENCE AND BUSINESS DEVELOPMENT, THE COMPANY MAY ALTER ITS MARKETING, CAPITAL EXPENDITURE PLANS OR OTHER BUDGETS, WHICH MAY IN TURN AFFECT THE COMPANY'S RESULTS OF OPERATIONS. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD LOOKING STATEMENTS INCLUDED THEREIN, THE INCLUSION OF ANY SUCH STATEMENT SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES OR PLANS OF THE COMPANY WILL BE ACHIEVED.

                                     PART I


Item 1. Business

TIME FINANCIAL SERVICES, INC., which has been renamed "Interruption Television, Inc." (the "Company") following the acquisition which took place as of July 20, 2000 (the "Acquisition") had three major income producing segments as of June 30, 2000. The information provided in this report is as of the end of the fiscal year, June 30, 2000, and does not include the information on the Company following the Acquisition.

Time Lending, California (TLC) is a wholly owned subsidiary located in Orange, California. TLC is a Mortgage and Real Estate Company under Mike Pope, Broker. He is an approved broker for Countrywide Mortgage, 1st Union, Homeside Mortgage, North American Mortgage, World Class Mortgage and various others. TLC generates its loan business through the marketing efforts of the Direct Mail Marketing Division which sends out mail pieces on behalf of TLC.

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

The competition in each segment is as always strong, yet, because of the Company's low overhead, it is able to remain competitive in price and service. Management with its many years of real estate and mortgage experience is able to respond quickly to market shifts and provide excellent service in all areas. There is no dependence on a single customer or product/service line. The Company is dependent on the mortgage and real estate markets, which are now and look to remain strong over the year. Interest rates always remain the biggest factor in business volume. The Federal Reserve is slowly raising rates to head off inflation. In an election year, rates are expected to hold steady.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Management's plan for the fiscal year was to find a merger partner that would benefit shareholders by offering a growth opportunity. Many companies were examined. One was chosen and a letter of intent was signed with Holoworld Restaurants in September 1999. After several months of due diligence, management decided against continuing with the merger and cancelled the letter of intent. Subsequently, Management began negotiating with Interruption Television; a

Singapore based producer of "Extreme Sports" style television programming in Asia. A definitive agreement was signed between Time Financial Services and Interruption Television and the share exchange agreement (merger) completed on July 20, 2000. As a part of that transaction, the wholly owned subsidiary, Time Lending California was sold to Management for the purposes of creating a new public company and distributing shares to the shareholders of Time Financial Services, Inc. of record on July 20, 2000. At closing on July 20, 2000 the outstanding shares of Time Financial Services, Inc. were reversed 3 to 1, and the company changed its name to Interruption Television and the symbol changed to ITTV. All Time Financial shares held in Time Lending, California were cancelled.

The remaining discussion is for Time Financial Services, Inc. prior to the merger.

Revenues were down 55.2% or ($474,192) in for the Fiscal Year ended June 30, 2000. The Company experienced a loss of ($304,956) for this period. This loss was a reflection of Management's emphasis on finding a merger partner, and declining mortgage markets with the loss of the Money Store as a large buyer of 125% LTV equity loans. This cut out a large component of the direct mail business.

The Company's cash position declined (22.5%) or $22,079 to $25,897 by year-end.

The California and Nevada real estate markets continue to be strong and will remain so over the next two years. Management intends to sell all four remaining properties through the next year.


A summary of these transactions is below:

Property              Market          Assumed         Equity at       Common           Value
                                      Loans           Market          Issued
                      Est,Market
Lauglin, NV
-----------
1. 1683 Esteban      $97,000          $71,831         $25,169           8,427          $105,000

2. 1692 Esteban       97,000           65,677          31,323          10,487           100,000 Sold

3. 30 Palm Garden    100,000           83,813          16,187           5,419           110,000


Rialto, CA
----------

4. 216 E. Morgan      94,000           70,000          24,000                           110,000 Sold

5. 216 Van Kovering   88,000           68,000          20,000                           100,000

6. 1550 Etiwanda      75,000           58,000          17,000                            95,000

The Company has two full time, and three part time employees, plus three commissioned loan officers.

Business Plans for Fiscal 2000.

The Company plans to increase its emphasis on its direct mail segment and its mortgage lending segment under Time Lending, California.

In the mortgage brokering segment, there is minimal fixed costs. Most of the fixed costs are attributed to the direct mail business. The direct mail business is basically prepaid before each mailing. There is little risk.

The mortgage segment specializes in specialty loan programs, such as loans for homeowners who went through a bankruptcy, home improvement loans for homeowners who recently purchased their home. This type of home loan is less rate sensitive than traditional mortgage refinancing.

The Company business plan calls for increased marketing costs. These dollars will be generated by sales and put back into the business to create additional growth. Loan marketing will include increasing the number of loan officers by 20% and increasing direct mail to generate leads for them. The direct mail marketing will be increased by focusing on home equity lenders.

Item 2.  Description of Property

Time Lending (TLC) presently leases 2100 square feet in Orange, California. This lease was signed on January 1999 and will expire December 2002.


Item 3.  Legal Proceedings

None

Item 4. Submission of matters to a vote of security holders

None

                                     PART II


Item 5.  Market for the Company's Common Stock and Related Stockholder Matters.

The common stock of the Company commenced trading in the over-the-counter market on November 19, 1988. The following table sets forth, for the periods indicated through the fiscal year ended June 30, 2000, the range of high and low bid quotations for Company's stock as reported by a market-maker in the Company's securities. The quotations, which appear below, reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

 Quarter Ended                     High Bid                   Low Bid

September 30, 1995                 $  0.50                    $  0.38

December 31, 1995                  $  0.38                    $  0.25

March 31, 1996                     $  0.62                    $  0.25

June 30, 1996                      $  0.50                    $  0.25

September 30, 1996                 $  0.1875                  $  0.1875

December 31, 1996                  $  0.1875                  $  0.1250

March 31, 1997                     $  0.21                    $  0.0875

June 30, 1997                      $  0.10                    $  0.75

September 30, 1997                 $  1.25                    $  0.75

December 31, 1997                  $  1.25                    $  0.75

March 31, 1998                     $  1.25                    $  0.75

June 30, 1998                      $  1.25

September 30, 1998                 $  1.25                    $  0.71

December 31, 1998                  $  1.25                    $  0.75

March 31, 1999                     $  1.25                    $  0.71

June 30, 1999                      $  1.25                    $  0.71

September 30, 1999                 $  1.25                    $  0.71

December 31, 1999                  $  1.25                    $  0.75

March 31, 2000                     $  1.25                    $  0.75

June 30, 2000                      $  1.25                    $  0.75

The Company has not paid any dividends on its common stock and the Board of Directors of the Company presently intends to pursue a policy of retaining earnings, if any, for use in the Company. The Company has not paid any dividends on its common stock and the Board of Directors of the Company presently intends to pursue a policy of retaining earnings, if any, for use in the Company's operations and to finance expansion of the business. The declaration and payment of dividends in the future, of which there can be no assurances, will be determined by the Board of Directors in light of conditions then existing, including the Company's earnings, financial conditions, capital requirements, and other factors.

As of June 30, 2000, the Company had 170 shareholders of record, which does not include shareholders whose shares are held in street or nominee names.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations


2000 Compared to 1999

During the fiscal year ended June 30, 2000, the Company incurred $100,000 in services of officers. In 2000, the Company incurred $238,420 in General and Administrative expenses, and $474,192 business income from operations. Accordingly, the reported financial information herein may not be indicative of future operating results. For the period ended June 30, 2000 the loss from operations was ($304,000) compared to a profit on operations for the period ended June 30, 1999 of $140,303. This was a loss per share of ($0.19), compared to a gain of $0.11 per share for fiscal 1999.


1999 Compared to 1998

During the fiscal year ended June 30, 1999, the Company incurred $327,986 in general and administrative expenses and $84,000 for services contributed by officers. In 1998, the Company incurred $312,910 in General and Administrative expenses and $84,000 for services rendered by officers. Profit on operations in 1999 was $140,303 compared to the 1998 loss on operations of ($65,478).

Segment Results

Time Lending California is the mortgage operation. The revenue for fiscal 2000 was $84,793 an decrease of $168,944 or 61.7% over 1999. This was primarily in mortgage loan commissions.

Two properties were sold for a total of $210,000 that were originally purchased for $191,000.

Time Lending's Direct Mail Marketing segment generated $350,401 in revenue to the Company in fiscal 2000 an increase of $14,773 or 4.4% over fiscal 1999. The total revenue for the Company for fiscal 2000 was $474,192. This is an decrease of $584,904 or 55.2% over 1999.


Net Income

The Company lost ($304,956) in operations for 2000; the result of increased sales in the Marketing and a significant decrease in the Mortgage segment revenue. This compares to a profit of $140,303 for 1999. Overall expenses were $684,148 including a decrease of $234,645 or 25.5% over 1999. Expenses did not decline as quickly as revenues.


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

Item 9.  Director and Executive Officers of Registrant

The following table sets forth the names and positions of the directors and executive officers of the Company as of October 1, 2000:


Name                  Age           Position                Since

Danny L. McGill       39            Director                July 20, 2000
                                    President, CEO          July 20, 2000

Kevin McGrath         --            Director                July 20, 2000

Jeffrey Lim           29            Director                July 20, 2000
                                    Secretary

Previous officers and directors of the Company, Michael F. Pope, Victoria A. Pope and Philip C. La Puma resigned as July 20, 2000.

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

DANNY L. MCGILL -PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR. Mr. McGill has served as President, CEO and a Director of Interruption Television, Inc. (the "Company") since July 20, 2000, when the Company acquired ITV, Inc., a Nevada Corporation. He has served as President and a director of ITV since it was founded in May 2000 to acquire Interruption Television Pte Ltd, a Singapore corporation, which was formed by Mr. McGill in September 1997.

Mr. McGill obtained his BFA at London's St. Martin's School of Design. After graduation he went to work for Flamingo Knitwear in London as head designer. After a year he formed his own business, Robert Maxwell Menswear. From there he returned to Asia to work for the Beijing Automation Institute where he set up three turnkey suit manufacturing plants, all within one year. Chauvin International, a US menswear company, then recruited him. It was there that he created the highly successful line, B.U.M. Equipment. He spent a further six years as Vice President of Design and Marketing for several large garment companies including the popular line, Bugle Boy.

Mr. McGill was instrumental in launching MTV Asia in 1991 under the Star TV banner. He then launched Channel [V] for News Corp. and finally MTV India in 1996.

KEVIN MCGRATH - DIRECTOR. Mr. McGrath has served as a Director of Interruption Television, Inc. since July 20, 2000. He is a Chartered Accountant who worked as a manager for Arthur Anderson & Co. from 1984 to 1987. He was the manager of the Hong Kong office of KPMG Peat Marwick from 1987 to 1992. From 1992 until 1999, he served as CFO and a Partner of Global Strategy Consulting House, which performed consulting services for a number of Fortune 500 companies. Since 1999 he has been a partner in a venture capital firm.

JEFFREY LIM - SECRETARY AND DIRECTOR. Mr. Lim has served as Secretary and Director of Interruption Television since July 20, 2000. He has served as Director of Business Development for Interruption Television Pte Ltd since it was formed in 1997.

Mr. Lim studied law at King's College in London, where he graduated with honors.

Upon graduation, he returned to Singapore where he took up a position with the Kuok Group of Companies as legal counsel, dealing primarily with corporate law issues for Pacific Carriers Ltd, Kuok Singapore Ltd and Kuok Oils and Grains. Expressing a desire to be more hands-on with company operations and marketing, he was placed with Royal Ahold - Kerry, a Kuok subsidiary company, as executive assistant to the Executive committee, which handled the acquisition of property, set up and managed the TOPs supermarket chain. He left the Kuok Group to help start Interruption Television Pte Ltd in 1997.

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

The following people did not file any reports under Section 16(A) during the most recent year:

a. Michael F. Pope                  President and Director

b. Philip C. La Puma                Secretary and Director

c. Victoria A. Pope                 Director

Item 11. Executive Compensation

The following table sets forth the summary compensation for all officers for services during three fiscal years ended June 30, 2000.

Name &                  Period             Annual     Compensation    Long Term
Principal Position                         Salary     Bonus           Options

Michael F. Pope         6/30/00           $50,000         0               0
Director                6/30/99           $48,000
President               6/30/98           $48,000

Philip C. La Puma       6/30/00           $50,000         0               0
Director                6/30/99           $48,000
Sec.-Treasurer          6/30/98           $48,000

The Company does not have any long-term incentive plans nor pension plans. (Except for compensation of Officers who are Directors which Compensation is listed in Summary Compensation Table of Executives)



Cash Compensation                     Security Grants



Name            Annual       Meeting     Consulting   Number of       Number of
                Retainer     Fees ($)    Fees/Other   Shares (#)      Securities

Fees($)                Fees($)                 UnderlyingOptions/SARs

Michael F. Pope     0            0           0          3623              0

Philip C. LaPuma    0            0           0          3622              0

Victoria A. Pope    0            0           0             0              0

Item 12. Security Ownership of Certain Beneficial Owners and Management

As of June 30, 2000 no officer or director was know to own or control beneficially more than 5% of the Company's stock. The table below sets forth the total number of shares of the Company's outstanding voting stock owned by individuals, organizations, and officers of the Company and of all officers and directors as a group.

                                          Common Stock      Percentage

Time Lending, California                    289,201           18.1%
1040 E. Katella Ave. Suite B1
Orange, California 92867

Steve Naramore                              121,365            7.6%
3910 FM 1960 W. #130
Houston, TX 77068
10th Street Inc.                             75,000           4.75%
1182 N. Tustin Street
Orange, CA 92867

Joseph George, Inc.                          75,000           4.75%
CorteCosco
Carlsbad, CA 92009

Common Stock.
All officers and                             10,954            0.7%
Directors


Following the Acquisition in July, 2000 and as a result of the Acquisition and the issuance of the 17,012,666 shares of the Company's Common Stock to the ITV shareholders, and the issuance of 2,504,000 shares to several persons as consultants' fees, following are those persons known by the Company to own 5% or more of the Company's Voting Stock as of the date of this report:

                                                         Percent of
                                    Number of            Outstanding
        Name and Address           Voting Shares         Voting Shares
        ----------------           -------------         -------------

     Danny L. McGill                 9,284,789               46.3%
     11 Ann Siang Road
     Singapore  069691

     Kamal Sidhu                     1,181,873                5.9%
     11 Ann Siang Road
     Singapore  069691

     Kevin F. McGrath                1,416,441                7.1%
     11 Ann Siang Road
     Singapore  069691

     SIS Netrepreneur                2,551,906               12.7%
     4 Leng Kee Road
     #02-08 SiS Building
     Singapore  159088

     John Michael Berman             1,560,788                7.8%
     14 Caroline Terrace
     London SW1 8JS
     UK

     All directors and officers     11,207,712               55.9%
     as a group (3 persons)


There were no transactions, or series of transactions, for the fiscal year ended June 30, 2000, nor are there any current proposed transactions, or series of the same, to which the Company is a party, in which the amount exceeds $60,000 and in which, to the knowledge of the Company, any director, executive officers, nominee, five % shareholders of any member of the immediate family of the foregoing person, have or will have a direct of indirect material interest.

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

The following document is filed as part of this report:
Exhibits:

Financial Data Schedule

Form 8K filed July 20, 2000. RE: Interruption Television, Inc. Commission File No.:033-22264-FW


                                      INDEX

S-K Number
27.1             Financial Data Schedule


        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

        Financial Statements                                       F-1 to F-11
        Consolidated

             Independent Auditors' Report

             Balance Sheet for year ended June 30, 2000

             Statement of Operations for year ended June 30, 2000

             Statement of Cash Flows for year ended June 30, 2000

             Statement of Stockholders' Equity for the year ended June 30, 2000

             Notes to financial statements

(1)  Financial Statement Schedules
                                       12

                          TIME FINANCIAL SERVICES, INC.

                              FINANCIAL STATEMENTS

                        FOR THE YEAR ENDED JUNE 30, 2000

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors of
Time Financial Services, Inc.
Orange, CA


We have audited the accompanying balance sheet of Time Financial Services, Inc. as of June 30, 2000 and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Time Financial Services, Inc. as of June 30, 2000, and the results of it's operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Michael Johnson & Co., LLC

Denver, Colorado
September 6, 2000

                             TIME FINANCIAL SERVICES, INC.
                                     BALANCE SHEET
                              FOR YEAR ENDED JUNE 30, 2000

                                                      ASSETS:       2000         1999
                                                      -------    ----------   ----------
                                              CURRENT ASSETS:
                                    Cash and cash equivalents    $  75,897    $  97,976
                                          Accounts receivable            -        8,900
                                                                 ----------   ----------
                                         TOTAL CURRENT ASSETS       75,897      106,876

                   PROPERTY AND EQUIPMENT, NET OF ACCUMULATED depreciation of
$26,931 and $24,431 at June 30, 2000
and 1999 respectively                                                4,989        7,489

                                                OTHER ASSETS:
                                             Employee advance        5,244        5,000
                                                      Deposit          110          800
                                              Note Receivable       12,245      120,000
                                          Property investment      296,699      491,699
                                                                 ----------   ----------
                                           TOTAL OTHER ASSETS      314,298      617,499
                                                                 ----------   ----------

                                                 TOTAL ASSETS    $ 395,184    $ 731,864
                                                                 ==========   ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY:
                        -------------------------------------

                                         CURRENT LIABILITIES:
                                             Accounts payable    $  14,705    $  12,649
                                             Accrued expenses      101,795       28,825
                           Current portion of  long-term debt        7,155       10,750
                                                                 ----------   ----------
                                    TOTAL CURRENT LIABILITIES      123,655       52,224

                                               Long-Term Debt      261,125      392,717
                                                                 ----------   ----------

                                            TOTAL LIABILITIES      384,780      444,941

                                        STOCKHOLDERS' EQUITY:
                        Preferred stock, no par value 100,000
Shares authorized, none outstanding at
June 30, 2000, none outstanding as of June 30, 1999                      -            -
             Common stock, $.001 par value; 50,000,000 shares
                           authorized, 1,600,000 and 1,562,755
issued and outstanding at June 30, 2000
and June 30, 1999, respectively                                      1,600        1,562
                                   Additional paid-in capital      591,676      573,346
                                  Retained earnings (deficit)     (582,872)    (287,985)
                                                                 ----------   ----------
                                   TOTAL STOCKHOLDERS' EQUITY       10,404      286,923
                                                                 ----------   ----------

                   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 395,184    $ 731,864
                                                                 ==========   ==========

       The accompanying notes are an integral part of these financial statements.

                          TIME FINANCIAL SERVICES, INC.
                             STATEMENT OF OPERATIONS
                          FOR YEAR ENDED JUNE 30, 2000


                                                      2000           1999
                                                  ------------   ------------
                              REVENUE:

                         Marketing income         $   350,401    $   335,628
               Product and software sales                   -        133,721
                                Loan fees              84,793        253,737
                              Rent Income              34,459              -
       Gain on Sales of Property & Stocks               1,821        273,393
                            Other revenue               2,718         62,617
                                                  ------------   ------------
                            TOTAL REVENUE             474,192      1,059,096


                      COSTS AND EXPENSES:

                 Loan officer commissions             183,358        266,125
     Operating costs & Marketing expenses             262,370        324,682
               General and administrative             238,420        327,986
                                                  ------------   ------------
                 TOTAL OPERATING EXPENSES             684,148        918,793
                                                  ------------   ------------

                       Extraordinary Loss             (95,000)             -

                        NET INCOME (LOSS)         $  (304,956)   $   140,303
                                                  ============   ============

                   BASIC (LOSS) PER SHARE         $     (0.19)   $      0.11
                                                  ============   ============

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING           1,590,689      1,265,246
                                                  ============   ============

   The accompanying notes are an integral part of these financial statements.

                          TIME FINANCIAL SERVICES, INC.
                             STATEMENT OF CASH FLOWS
                          FOR YEAR ENDED JUNE 30, 2000


                                                         2000         1999
                                                      ----------   ----------
              CASH FLOWS FROM OPERATING ACTIVITIES:

                                  Net income (loss)   $(304,956)   $ 140,303

                      Depreciation and amortization       2,500        2,513

                            (INCREASE) DECREASE IN:
Accounts receivable                                           -       (8,900)
Employee advance                                              -            -
Prepaid expenses                                            800         (800)
Notes Receivable                                        107,755     (120,000)
Investment                                              195,000      295,000
                            INCREASE (DECREASE) IN:
                                   Accounts payable      (2,056)      11,537
                                   Accrued expenses      72,970      (18,221)
                                                      ----------   ----------

Net Cash Provided by (Used in) Operating Activities      72,013      301,432


          CASH FLOWS USED FOR INVESTING ACTIVITIES:
                        Issuance of preferred stock           -      (83,000)
                           Issuance of common stock          38      113,643
                    Real  Estate property mortgages     (94,130)    (265,854)
                                                      ----------   ----------

                 Net Cash from Financing Activities     (94,092)    (235,211)

                NET INCREASE (DECREASE) IN CASH AND
                                   CASH EQUIVALENTS     (22,079)      66,221

                           Cash and Cash Equivalents -
                                Beginning of Period      97,976       31,755
                                                      ----------   ----------

                           Cash and Cash equivalents -
                                      End of Period   $  75,897    $  97,976
                                                      ==========   ==========

                             SUPPLEMENTAL DISCLOSURE
CASH PAID DURING THE YEAR FOR:
Interest                                              $  44,073    $  36,432
                                                      ----------   ----------
Income Taxes                                                  -            -
                                                      ----------   ----------

   The accompanying notes are an integral part of these financial statements.

                                                    TIME FINANCIAL SERVICES, INC.
                                                  STATEMENT OF STOCKHOLDERS' EQUITY
                                                    FOR YEAR ENDED JUNE 30, 2000

                                                  PREFERRED STOCK           COMMON STOCK      Additional   Retained       Total
                                                -------------------     -------------------    Paid-in     Earnings   Stockholders'
                                                Shares      Amount      Shares     Amount      Capital     (Deficit)     Equity
                                                ------      ------      ------     ------      -------     ---------     ------
              BALANCE - JUNE 30, 1996 (1)           -       $    -      838,327   $     838   $ 314,560   $ 201,097    $ 516,495

                                 Net Loss           -            -            -           -           -    (563,907)    (563,907)

                  BALANCE - JUNE 30, 1997           -            -      838,327         838     314,560    (362,810)     (47,412)

                        Issuance of Stock          83       83,000            -           -           -           -       83,000

                        Issuance of Stock           -            -      367,417         367     145,143           -      145,510

                                 Net Loss           -            -            -           -           -     (55,409)     (55,409)

                  BALANCE - JUNE 30, 1998          83       83,000    1,205,744       1,205     459,703    (418,219)     125,689

Conversion of Pref. Stock to Common Stock         (83)     (83,000)     202,011         202      82,798           -            -

           Issuance of Stock for Services           -            -      155,000         155      30,845           -       31,000

                               Net Income           -            -            -           -           -     140,303      140,303

                  BALANCE - JUNE 30, 1999           -            -    1,562,755       1,562     573,346    (277,916)     296,992

           Issuance of Stock for Services           -            -       30,000          30       7,470           -        7,500

           Issuance of Stock for Services           -            -        7,245           8      10,860           -       10,868

                                 Net Loss           -            -            -           -           -    (304,956)    (304,956)

                  BALANCE - JUNE 30, 2000           -            -    1,600,000   $   1,600   $ 591,676   $(582,872)   $  10,404

(1) REFLECTING 20 TO 1 REVERSE STOCK SPLIT EFFECTIVE JULY 1, 1997

                             The accompanying notes are an integral part of
these financial statements.

                          TIME FINANCIAL SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000


NOTE 1 - ORGANIZATION AND PRESENTATION:
         ------------------------------

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

         The Nevada Company is a corporation duly organized under the laws of the State of Nevada having been incorporated January 29, 1997, has authorized capital stock consisting of 5,100,000 shares of which, 5,000,000 are voting shares of common stock $.001 par value. 100,000 are non-voting shares of preferred stock with no par value. This change also includes a reverse split of the stock. For every twenty shares of Market Data Corporation common stock the shareholder received one share of Time Financial Services stock.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
         -------------------------------------------

         These financial statements are presented on the accrual method of accounting in accordance with generally accepted accounting principles. Significant principles followed by the Company and the methods of applying those principles, which materially affect the determination of financial position and cash flows, are summarized below:

         Description of Business
         -----------------------

         Time Financial Services, Inc. markets financial information systems, software and on-line subscription financial data. The Company develops subscription based, daily financial text products that are marketed throughout the financial community. The company also receives mortgage origination fees and marketing service fees.

                          TIME FINANCIAL SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):
         -------------------------------------------------------

         Revenue Recognition
         -------------------

         MARKETING INCOME is from a direct mail marketing joint venture project. Time Financial Services, Inc. records its income on a cash basis as it is received from the joint venture project.

         LOAN FEES are primarily mortgaged origination fees. Revenue is recorded at the time of mortgage closing.

         Cash and Cash Equivalents
         -------------------------

         The Company considers all highly liquid debt instruments, purchased with an original maturity of three months or less, to be cash equivalents.

         ACCOUNTING FOR IMPAIRMENTS IN LONG-LIVED ASSETS:
         ------------------------------------------------

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

         Property and Equipment
         ----------------------

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

         FEDERAL INCOME TAX:
         -------------------

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

         USE OF ESTIMATES:
         -----------------

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

                          TIME FINANCIAL SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):
         -------------------------------------------------------

         OPERATING SEGMENTS:
         -------------------

         In 1998, the Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. This statement requires the disclosure of certain information regarding the Company's operating segments

         FAIR VALUE OF FINANCIAL INSTRUMENTS:
         ------------------------------------

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


NOTE 3 - PROPERTY AND EQUIPMENT:
         -----------------------

         Property and equipment consist of the following:

                                                 June 30, 2000     June 30, 1999
                                                 -------------     -------------

              Furniture and fixtures                  $ 30,270         $ 30,270
              Leased equipment                           1,650            1,650
                                                      ---------        ---------

                                                        31,920           31,920
              Less:  Accumulated depreciation           26,931           24,431
                                                      ---------        ---------

                                                      $  4,989         $  7,489
                                                      =========        =========


NOTE 4 - OPERATING LEASES:
         -----------------

         The Company leases office space from it's joint venture partner on a month to month basis


NOTE 5 - PROPERTY INVESTMENT:
         --------------------

         The real estate division acquired seven single-family rental properties in August 1997. Three have been sold. These properties are located in Laughlin, Nevada and Southern California.

                          TIME FINANCIAL SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000


NOTE 6 - OPERATING SEGMENTS AND RELATED INFORMATION:
         -------------------------------------------

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

         Direct mail marketing, product and software mortgage loan origination, and other revenues, which are primarily rental income. The following table sets forth key operating information for each business segment:

                                                      Year Ended June 30,
                                                      -------------------
                                                      2000            1999
                                                  ------------   ------------
                  Operating Revenue
                       Marketing                  $   350,401    $   335,628
                       Product & Software Sales         2,718        133,721
                       Loan Fees                       84,203        253,737
                       Other Revenue                  (58,130)       336,010
                                                  ------------   ------------
                                                  $   379,192    $ 1,059,096
                                                  ============   ============

                  Operating Profit (Loss)
                       Marketing                  $    49,184    $    45,792
                       Product & Software Sales       (19,543)        (4,849)
                       Loan Fees                     (195,525)       (32,709)
                       Other Revenue                 (139,072)       132,069
                                                  ------------   ------------
                                                  $  (304,956)   $   140,303
                                                  ============   ============


                  Identifiable Assets
                      Marketing                  $    88,142    $    53,281
                      Product & Software Sales           -0-          8,900
                      Loan Fees                       10,343         27,984
                      Other Revenue                  296,699        641,699
                                                 -----------    -----------
                                                 $   395,184    $   731,864
                                                 ===========    ===========

                          TIME FINANCIAL SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000


NOTE 7 - INCOME TAXES:
         -------------

         Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                 June 30
                                                                 -------
                                                            2000         1999
                                                         ----------   ----------

         Deferred Tax Liability                          $       -    $       -
                                                         ==========   ==========
         Deferred Tax Assets
                  Net Operating Loss Carryforwards         582,872      287,900
                  Book/Tax Differences in Bases of Assets    2,513      103,000
                  Less Valuation Allowance                (585,385)    (390,900)
                                                         ----------   ----------
         Total Deferred Tax Assets                       $       -    $       -
                                                         ==========   ==========

         Net Deferred Tax Liability                      $       -    $       -
                                                         ==========   ==========

As of June 30, 2000, the Company had a net operating loss carryforward for federal income tax purposes approximately equal to the accumulated deficit recognized for book purposes, which will be available to reduce future taxable income. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period. Because of the current uncertainty of realizing such tax assets in the future, a valuation allowance has been recorded equal to the amount of the net deferred tax asset, which caused the Company's effective tax rate to differ from the statutory income tax rate. The net operating loss carryforward, if not utilized, will begin to expire in the year 2009.


NOTE 8 - LONG-TERM DEBT:
         ---------------

         Following is a summary of long-term debt at June 30, 2000

                                                                          AMOUNT
                                                                         ------

         7.5% Notes Payable to Chase Manhattan with monthly payments
         of $521, maturity date is March 1, 2019                       $ 68,732

         10.125% Note Payable to First Union Mortgage Corporation with monthly payments of $777, maturity date is April 1, 2020 80,443

         7.48% Note Payable to Washington Mutual with monthly payments
         of $585, maturity date is February 10, 2019                     54,005

         11.0% Note Payable to GMAC Mortgage with monthly payments
         of $813, maturity date is October 1, 2018                       65,100
                                                                       ---------
         Total                                                          268,280
         Less Current Maturities                                          7,155
                                                                       ---------

                                                                        $261,125
                                                                       =========

                          TIME FINANCIAL SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000


         The following are maturities of long-term debt for each of the next five years:

                2001                                7,155
                2002                                8,586
                2003                               10,303
                2004                               12,364
                Remaining Balance                 229,872
                                                 ---------

                Total Long-Term Debt             $268,280
                                                 =========


NOTE 9 - EXTRAORDINARY LOSS:
         -------------------

IN FISCAL YEAR 2000, MANAGEMENT DETERMINED THAT THE NOTE FROM LELA ELLIOT FOR
-----------------------------------------------------------------------------
PURCHASE OF THE WALL STREET WHISPERS IS UNCOLLECTIBLE IN THE AMOUNT OF $95,000.
-------------------------------------------------------------------------------


NOTE 10 - SUBSEQUENT EVENT:
          -----------------

In fiscal year 2000 an agreement was reached to sell Time Financial Services, Inc. to Interrupt TV. The original agreement was to be completed by June 30, 2000, however, the closing was not completed until July 2000. Management will maintain the marketing and mortgage portion of the original company. The name of Time Financial Services is to be relinquished to Interrupt TV.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


10/13/00
____________________      INTERRUPTION TELEVISION, INC..
(Date)                    (Registrant)



                          /S/ Danny McGill                      10/13/00
                          ----------         -------------
                          Danny McGill, President & CEO                  (Date)


                          /S/ Jeffrey Lim                       10/13/00
                          ------------------  -------------
                          Jeffrey Lim, Chief Financial Officer            (Date)