Form 10QSB
period 2000-09-30
INTERRUPTION TELEVISION INC
filed 2000-12-07
CIK 833837

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2000.

[   ]   TRANSITION REPORT PURSUANT SECTION 13 OF 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from ___________ to ________________

                      Commission file number: 033-22264-FW

                          Interruption Television Inc.
           (Exact name of small business as specified in its charter)

      Nevada                                               33-0840184
---------------------                                   ----------------
(State or other jurisdiction                              (IRS Employer
of incorporation or organization)                       Identification No.)

                                11 Ann Siang Road
                                Singapore 069691
                    (Address of principal executive offices)

                               (011)-(65)-327 1090
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.

Yes        No
   ----       ----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable dated : 26 November 2000, 557,592 shares

Transitional Small Business Disclosure Format (check one) :
Yes        No
   ----      ----

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Consolidated Condensed Statements of Income (unaudited)
  for the three months ended September 30, 2000 and 15 months
  ended 30 June 2000                                                           3

Consolidated Condensed Balance Sheets (unaudited)
  at September 30, 2000 and June 30, 2000                                      4

Consolidated Condensed Statements of Cash Flows (unaudited)
  for the three months ended September 30, 2000 and 15 months
  ended 30 June 2000                                                           5

Notes to Consolidated Condensed Financial Statements (unaudited)
  for the three months ended September 30, 2000 and 15 months
  ended 30 June 2000                                                         6-9

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS                                             10-11

PART II -OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS                                                   12

ITEM 2 - CHANGES IN SECURITIES                                               12

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                     12

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 12

ITEM 5 - OTHER INFORMATION                                                   12

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                    12

                           INTERRUPTION TELEVISION INC
              ----------------------------------------------------
             CONSOLIDATED CONDENSED STATEMENTS OF INCOME (UNAUDITED)
             -------------------------------------------------------
     THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 15 MONTHS ENDED JUNE 30, 2000
                             (Amounts in thousands)


                                 Three Months Ended         15 Months Ended
                                --------------------      --------------------
                                    30 SEP 2000               30 JUN 2000
                                --------------------      --------------------
                                   US$        SGD$           US$         SGD$

Net sales                            0            0          160          278

Cost of sales                      117          204          430          748
                                -------      -------      -------      -------

Gross profit                      (117)        (204)        (270)        (470)

Selling, General and
Administrative expenses            133          232          430          749
                                -------      -------      -------      -------

Operating loss                    (250)        (436)        (700)      (1,219)

Interest income                      0            0            0            0

Interest expenses                    0            0            0            0
                                -------      -------      -------      -------

Loss before income tax            (250)        (436)        (700)      (1,219)

Provision for income taxes           0            0            6           10
                                =======      =======      =======      =======
Net loss                          (250)        (436)        (694)      (1,209)
                                =======      =======      =======      =======


Translations of amounts from Singapore Dollar (SGD$) into United States Dollars (US$) for the convenience of the reader has been made at the exchange rate quoted by the Straits Times on September 30, 2000 of US$1.00=SGD$1.74. No representation is made that the Singapore Dollar amounts could have been, or could be, converted into United States Dollars at any other rate.

   The accompanying notes are an integral part of these financial statements.


                                     INTERRUPTION TELEVISION INC
                          -------------------------------------------------
                          CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                          -------------------------------------------------
                                SEPTEMBER 30, 2000 AND JUNE 30, 2000
                                       (Amounts in thousands)

                                              September     September       June          June
                                              30, 2000      30, 2000      30, 2000      30, 2000
                                             ----------    ----------    ----------    ----------
                                                US$           SGD$           US$          SGD$
ASSETS
------

Current assets
  Cash and bank deposits                           21           36            100          174
  Accounts receivable, net                        142          248            102          178
  Deposits and prepayment                          39           68             15           27
  Due from directors                              159          276            159          276
                                               -------      -------        -------      -------
Total current assets                              361          628            376          655

Long Term Assets
  Fixed Assets                                     80          139             28           49
  Capitalized Production Costs                    414          721            414          721
                                               -------      -------        -------      -------
Total assets                                      855        1,488            818        1,425
                                               =======      =======        =======      =======

LIABILITIES AND SHAREHOLDERS EQUITY
-----------------------------------

Current liabilities
  Accounts payable                                216          376            194          338
  Accrued expenses and other payables              12           20             23           40
  Due to parent company                           397          691            397          691
  Taxation payable                                 80          140             80          140
  Loans from third parties (secured)              240          417            293          510
  Loans from shareholders'                        334          581              4            7
                                               -------      -------        -------      -------
Total current liabilities                       1,279        2,225            991        1,726
                                               -------      -------        -------      -------
Total liabilities                               1,279        2,225            991        1,726
                                               -------      -------        -------      -------

Shareholders' equity:
Common stock, par value SGD$1.00
  authorized - 2,000,000 shares
  issued and outstanding -                        320          558            320          558
  at September 30, 2000 and June 30, 2000
Retained earnings                                (744)      (1,295)          (493)        (859)
                                               -------      -------        -------      -------
Total shareholders' equity                       (424)        (737)          (173)        (301)
                                               -------      -------        -------      -------
Total liabilities and shareholders' equity        855        1,488            818        1,425
                                               =======      =======        =======      =======

Translations of amounts from Singapore Dollar (SGD$) into United States Dollars (US$) for the convenience of the reader has been made at the exchange rate quoted by the Straits Times on September 30, 2000 of US$1.00=SGD$1.74. No representation is made that the Singapore Dollar amounts could have been, or could be, converted into United States Dollars at any other rate.

   The accompanying notes are an integral part of these financial statements.


                                     INTERRUPTION TELEVISION INC
                      -----------------------------------------------------------
                      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                      -----------------------------------------------------------
                                  SEPTEMBER 30, 2000 AND JUNE 30, 2000
                                        (Amounts in thousands)
                                               September     September       June          June
                                               30, 2000      30, 2000      30, 2000      30, 2000
                                              ----------    ----------    ----------    ----------
                                                 US$           SGD$         US$000        SGD$000
Cash flows from operating activities:
Net Income
         Income from continuing operations        (251)        (436)          (695)      (1,209)
         Depreciation and amortization               7           12              8           14
         Deferred income taxes                       0            0             (6)         (10)
(Increase) decrease in assets:
         Accounts receivable, net                  (41)         (70)           (24)         (42)
         Deposits and prepayments                  (23)         (41)            (6)         (10)
         Amount due from director                    0            0            100          175
Increase (decrease) in liabilities:
         Accounts payable                           22           38             90          156
         Accrued expenses and
         other payables                            (11)         (20)           (33)         (57)
                                                -------      -------        -------      -------
Net cash used in operating activities             (297)        (517)          (566)        (983)

Cash flows from investing activities:
         Acquisition of Fixed Assets               (58)        (102)           (12)         (21)
         Capitalized Production costs                0            0           (295)        (514)
                                                -------      -------        -------      -------

Net cash (used in) provided by
 investing activities                             (355)        (619)          (873)      (1,518)
                                                -------      -------        -------      -------

Cash flows from financing activities:

         Increase in share capital                   0            0            321          558
         Loans from third parties                  (53)         (93)           293          510
         Loan from holding company                   0            0            397          691
         (Decrease) increase in
          due from shareholders                    330          574            (37)         (64)
                                                -------      -------        -------      -------

Net cash provided by
          financing activities                     277          481            974        1,695
                                                -------      -------        -------      -------

Net increase (decrease) in cash
          and cash equivalents                     (78)        (138)           101          176
Cash and cash equivalents,
          at beginning of period                   100          175             (1)          (1)
                                                -------      -------        -------      -------
Cash and cash equivalents,
          at end of period                          22           36            100          175
                                                =======      =======        =======      =======

Translations of amounts from Singapore Dollar (SGD$) into United States Dollars (US$) for the convenience of the reader has been made at the exchange rate quoted by the Straits Times on September 30, 2000 of US$1.00=SGD$1.74. No representation is made that the Singapore Dollar amounts could have been, or could be, converted into United States Dollars at any other rate.

   The accompanying notes are an integral part of these financial statements.

                           INTERRUPTION TELEVISION INC
                   ------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (UNAUDITED)
                                   -----------

        (Amounts expressed in Singapore dollars unless otherwise stated)


1.       Organization and principle activities

Interruption Television, Inc., a Nevada corporation has two wholly-owned subsidiaries:Interruption Television Pte Limited, a Singapore corporation and ITV, Inc., a Nevada corporation (collectively, "the Company"). Interruption Television Pte Ltd. is the Company's operating subsidiary, and is principally engaged in the conceptualisation and production of Television programs for worldwide distribution across multiple media platforms. Additionally, the Company drives traffic from its branded programs on traditional television medium to multiple media platforms and seeks sponsorship opportunities for this traffic.

2.       Acquisition by Interruption Television, Inc.

On July 20, 2000, Interruption Television, Inc. (formerly "Time Financial Services, Inc.") (the "Company") completed the acquisition of 100% of the outstanding common stock of ITV, Inc., a Nevada corporation ("ITV"), in exchange for 17,012,666 shares of the Company's Common Stock (approximately 85% of the shares now outstanding).

As a result of the transaction with ITV, the issuance of the 17,012,666 shares of the Company's Common Stock to the ITV shareholders.

3.       Summary of significant accounting policies

a.       Capitalised Production Costs

Capitalized Production costs comprises materials, direct labour, sub-contractors' costs and an appropriate proportion of production overheads. These costs are amortized over 5 years commencing from the date of commercial production.

Any capitalized production costs that can not reasonably be recovered from related future revenue is written-off to The profit and loss account.

b.       Fixed Assets

Fixed assets are recorded at cost. Gains or losses on disposals are reflected in current operations. Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets as follows:

Office Equipment           3-5 years
Furniture and fixtures     3-5 years
Leasehold Improvements     3-5 years

Fully depreciated assets are retained in the accounts until they are no longer in use. Any gain or loss on disposal of fixed assets is recognised in the profit and loss account currently.

c.       Net sales

Net sales represent the income taken from contracts signed and programs that have gone to air.

d.       Income taxes

The tax expense is determined on the basis of tax effect accounting using the liability method and it is applied to all significant timing differences which arise from the differences in accounting and tax treatment of certain income and expense items. A deferred tax benefit is not recognised in the accounts unless there is a reasonable expectation of realisation

e.       Operating leases

Operating leases represent those leases under which substantially all the risks and rewards of ownership of the leased assets remain with the lessors. Rental payments under operating leases are charged to expense on the straight-line basis over the period of the relevant leases.

f.       Foreign currency translation

Foreign currency transactions are converted at exchange rates approximating those ruling at transaction dates. Foreign currency monetary assets as at year-end are converted at rates of exchange approximating those ruling at that date. Exchange differences are recognised in the profit and loss account currently.

g.       Revenue Recognition

Income from production of programs is recognised upon initial airing of the program on any given broadcaster.

h.       Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in Singapore requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

i.       Fair value of financial instruments

The Company's financial instruments consist of cash, cash equivalents, trade receivables, short-term borrowings, capital leases and trade payables. The book values of these instruments are considered to be representative of their fair values.


4.       Accounts receivable

Accounts receivable comprised:

                                              As at September 30, 2000        As at June 30, 2000
                                                        $                               $
Trade receivables                                      265                              195
Less: Allowance for doubtful accounts                   17                               17
                                                    -------                          -------
Accounts receivable, net                               248                              178


5.       Deposits and prepayments

Deposits and prepayments comprised:

                                              As at September 30, 2000         As at June 30, 2000
                                                        $                                $

Rental and utility deposits                             68                               19
Prepayments                                              0                                0
Others                                                   0                                8
                                                    -------                          -------
                                                        68                               27


6.       Capitalised Production Costs

Capitalised Production Costs Comprised

                                              As at September 30, 2000        As at June 30, 2000
                                                        $                               $

Planet Ex                                              714                              714
MuchMusic                                                0                                0
Extreme Asia                                             7                                7
                                                    -------                          -------
                                                       721                              721




7.       Fixed Assets

Fixed Assets comprised:

                                              As at September 30, 2000        As at June 30, 2000
                                                        $                               $

Cost
Office Equipment                                        44                               44
Furniture and Fixtures                                  23                               23
Leasehold improvements                                   4                                4
Computer                                                90                                0

Less: Accumulated depreciation
Office Equipment                                       (12)                             (12)
Furniture and Fixtures                                 ( 8)                             ( 8)
Leasehold improvements                                 ( 2)                             ( 2)
                                                    -------                          -------
Fixed Assets net                                       139                               49


8.      Other Creditors and Accruals

Other Creditors and Accruals comprised:

                                              As at September 30, 2000        As at June 30, 2000
                                                        $                               $

Other Creditors                                          0                               10
Accruals                                                20                               30
                                                    -------                          -------
                                                        20                               40


9.      Income taxes

The Company is subject to Singapore tax at a rate of 25.5%


9.      Share capital

AS of July 17 2000, Interruption Television Inc sold its entire shareholding to Interruption Television, Inc. There has been no change in share capital during the period 1st July to 30th September 2000.


10.      Operating lease commitments

At balance sheet, the Company has the following outstanding lease commitments in respect of its office premise payable as follows:-

                               As at September 30, 2000      As at June 30, 2000
                                        $                             $

Within one year                        nil                            10
After one year                         nil                            nil


11.      Related party transactions

a. There are no related party transactions for this period.

b. Details of amounts due from directors of the Company as of September 30, 2000 are as follows:-

                               As at September 30, 2000      As at June 30, 2000
                                        $                             $

Danny McGill                           276                           276
                                      -----                         -----

The amounts due from directors are unsecured, non-interest bearing and without pre-determined repayment terms.

c. Details of amount due to holding company as of September 30,2000 and September 30, 1999, are as follows:


                               As at September 30, 2000      As at June 30, 2000
                                         $                            $

Interruption Television Inc.            691                          691

The amount due to the parent company was unsecured, non-interest bearing and without pre-determined repayment terms.


12.      Segmental analysis

a.       Net sales

Net sales comprised:

                                            3 Months Ended September 30, 2000    15 Months ended June 30, 2000
                                                         $'000                              $'000
Licensing Agreements                                         0                                 278
Sponsorship Agreements                                       0                                   0
Others
                                                        -------                             -------
                                                             0                                 278

All Company sales are generated from Singapore.

b.       Assets

Substantially all of the Company's assets are located in Singapore.

c.       Major customers

Details of individual customers accounting for more than 5% of the Company's sales are as follows:

                                            3 Months Ended September 30, 2000    15 Months ended June 30, 2000
                                                         $'000                              $'000

Columbia Tristar International Television                  NIL                                 191
Coca Cola                                                                                       87


13.      Operating risks

a.       Country risk

The Company's operations are conducted in Singapore. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in Singapore, and by the general state of the Singapore economy.


14.      Other supplemental information

The following items were included in the statements of operations:

                                            3-months Ended September 30,2000    15 Months Ended 30 June 2000
                                                         $'000                              $'000
Auditor's remuneration                                     1                                 3
Depreciation of Fixed Assets                              12                                14
Director's Remuneration                                   63                                70
Gain on Exchange                                           3                                 0
Gain on disposal of fixed assets                           0                                 0


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

ALL FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE DEEMED BY THE COMPANY TO BE COVERED BY AND TO QUALIFY FOR THE SAFE HARBOR PROTECTION PROVIDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 THE 1995 ACT SHAREHOLDERS AND PROSPECTIVE SHAREHOLDERS SHOULD UNDERSTAND THAT SEVERAL FACTORS GOVERN WHETHER ANY FORWARD - LOOKING STATEMENT CONTAINED HEREIN WILL BE OR CAN BE ACHIEVED. ANY ONE OF THOSE FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED HEREIN. THESE FORWARD - LOOKING STATEMENTS INCLUDE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, INCLUDING PLANS AND OBJECTIVES RELATING TO THE PRODUCTS AND THE FUTURE ECONOMIC PERFORMANCE OF THE COMPANY. ASSUMPTIONS RELATING TO THE FOREGOING INVOLVE JUDGMENTS WITH RESPECT TO, AMONG OTHER THINGS, FUTURE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS, FUTURE BUSINESS DECISIONS, AND THE TIME AND MONEY REQUIRED TO SUCCESSFULLY COMPLETE DEVELOPMENT PROJECTS, ALL OF WHICH ARE DIFFICULT OR IMPOSSIBLE TO PREDICT ACCURATELY AND MANY OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD - LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THOSE ASSUMPTIONS COULD PROVE INACCURATE AND, THEREFORE, THERE CAN BE NO ASSURANCE THAT THE RESULTS CONTEMPLATED IN ANY OF THE FORWARD - LOOKING STATEMENTS CONTAINED HEREIN WILL BE REALIZED. BASED ON ACTUAL EXPERIENCE AND BUSINESS DEVELOPMENT, THE IMPACT OF WHICH MAY CAUSE THE COMPANY TO ALTER ITS MARKETING, CAPITAL EXPENDITURE PLANS OR OTHER BUDGETS, WHICH MAY IN TURN AFFECT THE COMPANY'S RESULTS OF OPERATIONS. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD - LOOKING STATEMENTS INCLUDED THEREIN, THE INCLUSION OF ANY SUCH STATEMENT SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES OR PLANS OF THE COMPANY WILL BE ACHIEVED.

Overview of Company's Business:

         The Company, conceptualises, produces and distributes television programming for worldwide distribution on various media platforms, from traditional television broadcasters, either terrestrial or cable/satellite to internet and broadband. The Company also uses a unique marketing system, driving traffic from brand built television programs on traditional television mediums and seeks sponsorship opportunities through directing this traffic. Currently, these programs include, Kamal's Planet Ex, MuchMusic and Extreme Asia with plans for further programming in the future. These programs are licensed to global broadcasters including Columbia Tristar International Television. MuchMusic is currently sponsored by Coca Cola Far Eat Ltd.

     On July 20, 2000, Interruption Television, Inc. (formerly "Time Financial Services, Inc.") (the "Company") completed the acquisition of 100% of the outstanding common stock of ITV, Inc., a Nevada corporation ("ITV"), in exchange for 17,012,666 shares of the Company's Common Stock (approximately 85% of the shares now outstanding).

     As a result of the transaction with ITV, the issuance of the 17,012,666 shares of the Company's Common Stock to the ITV shareholders.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

Selling, general and administrative expenses totalled $232 for the three months ended September 30, 2000. Selling, general and administrative expenses constitute of administrative and personnel costs to support the increase in sales and manufacturing capacity.

OPERATING LOSS. Operating loss from operations was $436 for the three months ended September 30 2000 and this loss is caused by the continued investment in programming.

INTEREST INCOME. Interest income was not material for the three months ended September 30 2000 and in the three months ended June 30, 2000.

INTEREST EXPENSES. Interest expense was not material for the three months ended September 30 2000 and in the three months ended June 30, 2000.

PROVISION FOR INCOME TAXES. There are no provisions for income taxes for the three months ended September 30 2000 and in the fifteen months ended June 30, 2000 as the company made taxable losses in both periods.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended September 30 2000, the Company's operations absorbed cash resources of $138. The Company's cash balance reduced by $175 to $36 at September 30 2000.

The Company's capitalized production costs remained at $721 at September 30 2000. The Company anticipates that additional investment in connection with the continuing expansion and improvement of programme production.

The Company's accounts payable and accrued liabilities increased by $18 to $396 at September 30 2000.

The Company anticipates that its operating cashflow, combined with cash on hand, bank lines of credit and other external credit sources, and credit facilities provided by affiliates or related parties, are adequate to satisfy the Company's working capital requirements for the year ending of June 30 2001.

FOREIGN EXCHANGE. All of the Company's sales are denominated either in U.S. Dollars or Singapore Dollars. The largest portion of the Company's expenses are denominated in Singapore Dollars.

PART II -OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

ITEM 2 - CHANGES IN SECURITIES

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Approval of the name change and reverse stock split of the majority shareholders by written consent in July, 2000.

ITEM 5 - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

Form 8-K filed in August, 2000 for the event dated July 20, 2000.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    Interruption Television, Inc.
                                    (Registrant)



Date: December 6, 2000              /S/ Danny McGill
                                    ----------------------------------
                                    Managing Director


Date: December 6, 2000              /S/ Jeffery Lim
                                    ----------------------------------
                                    Director