Form 10QSB
period 2000-12-31
INTERRUPTION TELEVISION INC
filed 2001-02-20
CIK 833837

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 2000.

[   ]   TRANSITION REPORT PURSUANT SECTION 13 OF 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from ___________ to ________________

         Commission File Number:  033-22264-FW

                       Interruption Television, Inc.
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

                               (11)-(65)-327 1090
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.

Yes        No
----      ----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable dated : December 31, 2000 - 19,938,266 shares of common stock

Transitional Small Business Disclosure Format (check one):

Yes        No
----      ----

                           INTERRUPTION TELEVISION, INC.

                                      INDEX

                                                                            PAGE
                                                                            ----

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Consolidated Statement of Income for the three months and six months
ended December 31, 2000 and 1999 (Unaudited)                                  3

Consolidated Balance Sheet at December 31, 2000 and
June 30, 2000 (Unaudited)                                                     4

Consolidated Statements of Cash Flows and Stockholders' Equity
for the six months ended December 31, 2000 and 1999 (Unaudited)             5-6

Notes to Consolidated Financial Statements                                 7-10

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                 11

PART II -OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS                                                   12

ITEM 2 - CHANGES IN SECURITIES                                               12

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                     12

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 12

ITEM 5 - OTHER INFORMATION                                                   12

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                    12

SIGNATURE PAGE                                                               13


                  INTERRUPTION TELEVISION, INC. AND SUBSIDIARIES
              ----------------------------------------------------
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
             -------------------------------------------------------
      FOR     THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
              (Amounts expressed in thousands United States Dollars
                           except earnings per share)

                                   For the          For the        For the          For the
                                    three            three          three            three
                                    months           months         months           months
                                    ended            ended          ended            ended
                                   December         December       December         December
                                   31, 2000         31, 1999       31, 2000         31, 2000
                                  ------------    ------------    ------------    ------------
Net sales                                   8             (17)              8              14

Cost of sales                             120              56             237              34
                                  ------------    ------------    ------------    ------------

Gross                                    (112)            (73)           (229)            (20)
profit

Selling, General and
Administrative expenses                   194              27             526              56

                                  ------------    ------------    ------------    ------------
Operating income (loss) before
interest and income taxes                (306)           (100)           (755)            (76)

Interest expense                           14               -              28               -
                                  ------------    ------------    ------------    ------------

Operating income (loss) before
income tax                               (320)           (100)           (783)            (76)

Provision for income taxes                  -               -               -               -
                                  ------------    ------------    ------------    ------------

Net income (loss)                        (320)           (100)           (783)            (76)
                                  ============    ============    ============    ============

Earnings per share                     (0.016)         (0.006)         (0.039)         (0.005)

Weighted average of shares
outstanding                        19,938,266      17,012,666      19,938,266      17,012,666




  The accompanying notes are an integral part of these consolidated statements.

                  INTERRUPTION TELEVISION, INC. AND SUBSIDIARIES
                -------------------------------------------------
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                     --------------------------------------
                       DECEMBER 31, 2000 AND JUNE 30, 2000
             (Amounts expressed in thousands United States Dollars)

                                                      December 31,     June 30,
                                                         2000            2000
                                                      -----------    -----------
              ASSETS

Current assets
  Cash                                                         -            200
  Accounts receivable, net of uncollectibles                   6            102
  Rental deposits                                             39             15
  Due from directors                                         147            159
                                                      -----------    -----------
Total current assets                                         192            476


Property and equipment
  Office equipment                                            65             25
  Furniture and fixtures                                      13             13
  Leasehold improvements                                       2              2
                                                      -----------    -----------
    Total                                                     80             40
  Accumulated depreciation                                   (16)           (12)
                                                      -----------    -----------
    Total                                                     64             28

Other assets-film library
  Planet Ex                                                  410            410
  Extreme Asia                                                 4              4

                                                      -----------    -----------

Total assets                                                 670            918
                                                      ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Bank overdraft                                              11              -
  Accounts payable                                           309            215
  Accrued expenses                                            63             37
  Interest payable                                            32              4
  Taxes payable                                               80             80
  Loans from third parties                                   866            795
  Loans from shareholders                                    306              4
                                                      -----------    -----------

Total current liabilities                                  1,667          1,135

Shareholders' equity
Preferred common stock 100,000 shares
  authorized, none issued
Common stock 50,000,000 shares authorized
  par value $0.001, 19,938,266 and 17,012,266
  issued and outstanding at December 31 and
  June 30, 2000 respectively
    Par value                                                 20             17
    Paid in surplus                                          303            303
    Retained earning (deficit)                            (1,320)          (537)
                                                      -----------    -----------
Total shareholders' equity                                  (997)          (217)

Total liabilities and shareholders' equity                   670            918
                                                      ===========    ===========


  The accompanying notes are an integral part of these consolidated statements.

                  INTERRUPTION TELEVISION, INC. AND SUBSIDIARIES
               ---------------------------------------------------
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
           -----------------------------------------------------------
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
             (Amounts expressed in thousands United States Dollars)
                             (Amounts in thousands)


                                                     For the six    For the six
                                                     months ended   months ended
                                                     December 31,   December 31,
                                                         2000            1999
                                                      -----------    -----------

Cash flows from operating activities:
Net Income (loss)                                           (783)           (76)
Depreciation and amortization                                  4              7
Stock issued for services                                      3

(Increase) decrease in operating assets :
Accounts receivable, net                                      96            236
Deposits and prepayments                                     (24)             -
Amount due from director                                      12           (134)

Increase (decrease) in operating liabilities :
Accounts payable                                              94            (56)
Accrued expenses                                              65              -
                                                      -----------    -----------
Net cash used in operating activities                       (533)           (23)

Cash flows from investing activities:
Acquisition of Fixed Assets                                  (40)           (11)
Capitalized Production costs                                   -           (299)
                                                      -----------    -----------
Net cash (used in) provided by                              (573)          (333)
 investing activities

Cash flows from financing activities:
Loans from third parties and shareholders                    373            347
                                                      -----------    -----------
Net cash provided by financing                               373            347
activities

Net increase (decrease) in cash                             (200)            14

Cash at the beginning of period                              200            (10)
                                                      -----------    -----------

Cash at the end of period                                      -              4
                                                      ===========    ===========



  The accompanying notes are an integral part of these consolidated statements.


                  INTERRUPTION TELEVISION, INC. AND SUBSIDIARIES
               ---------------------------------------------------
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
           -----------------------------------------------------------
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
             (Amounts expressed in thousands United States Dollars)
                                                             COMMON STOCK
                                            --------------------------------------------     Retained
                                                                              Paid in        earnings           Total
                                               Shares        Par Value        surplus        (deficit)         equity
                                            ------------    ------------    ------------    ------------    ------------
       Balance June 30, 1999                 17,012,666              17             303            (490)           (170)

       Net income                                                                                   (76)            (76)
                                            ------------    ------------    ------------    ------------    ------------
       Balance at December 31, 1999
                                             17,012,666              17             303            (566)           (246)
                                            ============    ============    ============    ============    ============



       Balance at June 30, 2000              17,012,666              17             303            (537)           (217)

       Stock issued for consulting
       services in connection with
       acquisition of July 20, 2000 at
       nominal par value                      2,504,000               3                                               3

       Effect of exchange reorganization
                                                                                                                421,600

       Net income (loss)                                                                           (783)           (783)
                                            ------------    ------------    ------------    ------------    ------------
       Balance at December 31, 2000
                                             19,938,266              20             303          (1,320)           (997)
                                            ============    ============    ============    ============    ============

  The accompanying notes are an integral part of these consolidated statements.

                          INTERRUPTION TELEVISION, INC
                          ----------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2000
                                   (UNAUDITED)
             (Amounts expressed in thousands United States Dollars)


1.       ORGANIZATION AND PRINCIPLE ACTIVITIES

Interruption Television, Inc. ("the Company") was incorporated in the state of Nevada on January 29, 1997. The Company changed its name from Time Financial Services, Inc. to Interruption Television Inc. In July, 2000 following the share exchange transaction between the Company and the shareholders of Interruption Television Pte Limited, a Singapore corporation, and a wholly-owned subsidiary of the Company. The Company maintains its head office in Singapore where it coordinates sales, marketing, purchasing and administrative functions.

During the period from April 1, 1997 to July 19, 2000 the Company was engaged in marketing financial information systems, software and on-line subscription financial data through a wholly-owned subsidiary Time Lending, California. On July 19, 2000 the Company sold and transferred all assets and liabilities and all shares of Time Lending, California to a third party buyer.

As of July 20, 2000, the Company acquired all of the issued and outstanding common stock of ITV, Inc. ("ITV") a Nevada corporation , which owns 100% of the shares of Interruption Television Pte Ltd. a company incorporated in Singapore, in exchange for 17,012,666 shares of the Company's Common Stock of par value $0.001 each (approximately 85% of the shares now outstanding), after the shareholders approved one for three reverse stock split on July 20, 2000, issued to the shareholders of ITV. As a part of the share exchange transaction, an additional 2,504,000 shares were issued to several persons instrumental in the acquisition as consultant fees.

Interruption Television Pte Limited ("ITPL"), the operating company, is incorporated in Singapore, and is principally engaged in the conceptualization and production of television programs for worldwide distribution across multiple media platforms. Additionally, the Company drives traffic from its branded programs on traditional television medium to multiple media platforms and seeks sponsorship opportunities for this traffic.


2.       BASIS OF PRESENTATION

The acquisition on July 20, 2000, of ITV (accounting acquirer) by the Company (non-operating shell) is considered in substance to be a capital transaction and is accounted for as a reverse acquisition, except that no goodwill or other intangible are recorded. On this basis, the historical financial statements prior to June 30, 2000 represent the consolidated financial statement of the Company and its subsidiary ITV. The historical stockholders' equity accounts of the Company as of June 30, 2000 represent the 17,012,666 shares of common stock issued in connection with the acquisition. The original 421,600 shares of common stock outstanding prior to the exchange reorganization are reflected as an addition in the stockholders' equity account of the Company as of July 20, 2000. The 2,504,000 shares of common stock issued for consulting fees are reflected in the stockholders' equity as of July 20, 2000.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.       Capitalized Production Costs

Capitalized Production costs comprises materials, direct labor, sub-contractors' costs and an appropriate proportion of production overheads in developing commercial films for showing on television. These costs are amortized over 5 years commencing from the date of commercial production.

Any capitalized production costs that cannot reasonably be recovered from related future revenue is written-off to the profit and loss account.

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

Office Equipment                   3-5 years
Furniture and fixtures             3-5 years
Leasehold Improvements             3-5 years

Fully depreciated assets are retained in the accounts until they are no longer in use. Any gain or loss on disposal of fixed assets is recognized in the profit and loss account currently.

c.       Net sales

Net sales represent the income taken from contracts signed and programs that have gone to air.


d.       Income taxes

The tax expense is determined on the basis of tax effect accounting using the liability method and it is applied to all significant timing differences, which arise from the differences in accounting and tax treatment of certain income and expense items. A deferred tax benefit is not recognized in the accounts unless there is a reasonable expectation of realization


e.       Operating leases

Operating leases represent those leases under which substantially all the risks and rewards of ownership of the leased assets remain with the lessors. Rental payments under operating leases are charged to expense on the straight-line basis over the period of the relevant leases.

f.       Foreign currency translation

Foreign currency transactions are converted at exchange rates approximating those ruling at transaction dates. Foreign currency monetary assets as at year-end are converted at rates of exchange approximating those ruling at that date. Exchange differences are recognized in the profit and loss account currently.

g.       Revenue Recognition

Income from production of programs is recognized upon initial airing of the program on any given broadcaster.

h.       Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in Singapore requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

i.       Fair value of financial instruments

The Company's financial instruments consist of cash, trade receivables, short-term borrowings, operating leases and trade payables. The book values of these instruments are considered to be representative of their fair values.

4.       LOANS FROM THIRD PARTIES

         a. The convertible note payable to Sarmatan Development Ltd. in the amount of $500,000 is at 9% interest due May 25, 2001. As part of the terms of the convertible note payable to Sarmatan Development Ltd. the note can be converted to common stock if not paid by the original due date November 25, 2000 at 75% of the closing bid price as reported on the National Association of Securities Dealers OTC Bulletin Board market. Although the note has not been paid the holder has not converted any of the note to common stock. This loan is secured against the production library owned by Interruption Television Pte. Limited, a 100% subsidiary of Interruption Television Inc.

         b. The Company has two notes payable in the amount of $50,000 each were given to former shareholders of the Company in compensation for services rendered in connection with the reverse merger. The Notes were due November 2000 and bear interest of 12%. The note agreement also requires the Company to issue to the holders of the notes 3,750 shares a month after October 20, 2000 until such time as the note is paid.

         c. The company has $266,000 loan from a previous shareholder of the company. This loan is repayable monthly over the four month period to 30 April 2001. This loan is secured over the receivables of Interruption Television Pte. Limited and is currently being renegotiated.

5.       WARRANTS

On July 11, 2000 the Company issued a warrant to Sarmatan Development Ltd. to purchase 500,000 shares of common stock at an exercise price equal to 75% of the bid price of the common stock on the day after the closing of the acquisition, as reported on the National Association of Securities Dealers OTC Bulletin Board. The price in accordance with the terms of the warrant was $0.5625 on July 21, 2000. Sarmatan Development Ltd. has until July 21, 2003 to exercise the warrant.

6.       INCOME TAXES


The Operating Company, Interruption Television Pte. Limited is subject to Singapore tax at a rate of 25.5%. The company made profits in the year ended March 31, 1999 on which tax was charged. These taxes can not be recovered through the utilization of future losses.

7.       OPERATING LEASE COMMITMENTS

As at the balance sheet dates, the Company has the following outstanding lease commitments in respect of its office premise payable as follows:-

                              As at December 31, 2000        As at June 30, 2000

                                       $                            $
Within one year                        50                           50
After one year                         nil                          nil


8.       RELATED PARTY TRANSACTIONS

Amounts due to and from shareholders and directors as at December 31, 2000 and June 30, 2000 were as follows:

a.       Due from directors

                             As at December 31, 2000        As at June 30, 2000


                                     $                             $
Danny McGill                         147                           159
                                    -----                         -----

The amounts due from directors are unsecured, non-interest bearing and without pre-determined repayment terms.

b.       Loans from shareholders as at 31 December 2000

Loans from shareholders have no fixed repayment date but have a floating charge over the assets of Interruption Television Pte. Limited that have not been already secured by the loan agreements with third Parties (see note 4.). Interest is payable on this loan at 8% per annum.


9.       OTHER INFORMATION

a.       Sales

All Company sales are generated from Singapore.

b.       Assets

Substantially all of the Company's assets are located in Singapore.

c.       Major customers

No individual customers accounting for more than 5% of the Company's sales.

10.      OPERATING RISKS

a.       Country risk

The Company's operations are conducted in Singapore. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in Singapore, and by the general state of the Singapore economy.

11.      Other supplemental information

The following items were included in the statements of operations:



                      6 Months Ended Dec 31, 2000    6 Months Ended Dec 31, 1999
                                   $                                $

Auditor's remuneration             6                                4
Depreciation of Fixed Assets       4                                2
Director's Remuneration            72                               52
Consulting fees in connection
   with reorganization             200

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

Overview of Company's Business:

        Interruption Television, Inc. (formerly "Time Financial
Services, Inc.") (the "Company") was incorporated on January 29, 1997. Its wholly-owned operating subsidiary was incorporated on September 25, 1997 in Singapore under the name of "Interruption Television Pte Ltd" ("ITV - Singapore"). On July 20, 2000, the Company completed the acquisition of 100% of the outstanding common stock of ITV, Inc., a Nevada corporation ("ITV"), in exchange for 17,012,666 shares of the Company's Common Stock (approximately 85% of the shares now outstanding). ITV is a holding company of ITV-Singapore, and a wholly-owned subsidiary of the Company.

     The stock issuances were made pursuant to a Share Exchange Agreement ("Agreement") between the Company and ITV. The terms of the Agreement were the result of negotiations between the managements of the Company and ITV.


        The Company, conceptualizes, produces and distributes television programming for worldwide distribution on various media platforms, from traditional television broadcasters, either terrestrial or cable/satellite to Internet and broadband. The Company also uses a unique marketing system, driving traffic from brand built television programs on traditional television mediums and seeks sponsorship opportunities through directing this traffic. Currently, these programs include, Kamal's Planet Ex, MuchMusic and Extreme Asia with plans for further programming in the future. These programs are licensed to global broadcasters including Columbia Tristar International Television. MuchMusic is currently sponsored by Coca Cola Far East Ltd.

 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

Selling, general and administrative expenses totaled $322 for the six months ended December 31, 2000. Selling, general and administrative expenses constitute of administrative and personnel costs to support the increase in sales and production capacity. In addition the Company expended $200,000 in the reorganization as discussed in Note 1 to the financial statements.

OPERATING LOSS. Operating loss from operations was $783 in part due to the additional $200,000 expended in the reorganization and writing down the value of the library to a conservative Net Realizable Value.

INTEREST EXPENSES. Interest expense was $28 for the six months to December 31 2000 and is due to the borrowing the Company has had to make in order to finance future production and sales.

PROVISION FOR INCOME TAXES. There are no provisions for income taxes for the six months ended December 31 2000 and in the six months ended December 31, 1999 as the Company made taxable losses in both periods.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended December 31 2000, the Company's operations absorbed cash resources of $100.

The Company's capitalized production costs remained at $414 at December 31 2000. The Company anticipates that additional investment in connection with the continuing expansion and improvement of programme production.


The Company anticipates that its operating cash flow, combined with cash on hand, bank lines of credit and other external credit sources, and credit facilities provided by affiliates or related parties, are adequate to satisfy the Company's working capital requirements for the year ending June 30 2001.

FOREIGN EXCHANGE. All of the Company's sales are denominated either in U.S. Dollars or Singapore Dollars. The largest portion of the Company's expenses are denominated in Singapore Dollars.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
         NONE

ITEM 2 - CHANGES IN SECURITIES
         NONE

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
         NONE

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         NONE

ITEM 5 - OTHER INFORMATION
         NONE

ITEM 6 - EXHIBITS
         8-K
         NONE FILED IN THE QUARTER ENDED DECEMBER 31, 2000

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Interruption Television Inc.
                                  (Registrant)

Date: February 20, 2001             /s/ Danny McGill
                                    ----------------------------------
                                    President

Date: February 20, 2001             /s/ Jeffery Lim
                                    ----------------------------------
                                    Treasurer and CFO