Form 10QSB
period 2001-03-31
INTERRUPTION TELEVISION INC
filed 2001-05-30
CIK 833837

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2001.

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

                               (011) (65) 327 1090
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.

Yes        No
----      ----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable dated : 31 March 2001, 19,938,266 shares

Transitional Small Business Disclosure Format (check one):

Yes        No
----      ----

                           INTERRUPTION TELEVISION INC

                                      INDEX

                                                                            PAGE
                                                                            ----

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Consolidated Statement of Income for the three months and nine months ended
March 31, 2001 and 2000                                                        3

Consolidated Balance Sheet at March 31, 2000 and June 30, 2000                 4

Consolidated Statements of Cash Flows and Stockholders' Equity
for the nine months ended March 31, 2001 and 2000                            5-6

Notes to Consolidated Financial Statements                                  7-10

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS                                                                 11-12

PART II -OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS                                                    12

ITEM 2 - CHANGES IN SECURITIES                                                12

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                      12

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS                                                     12

ITEM 5 - OTHER INFORMATION                                                    12

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                     12

SIGNATURE PAGE                                                                13


                                         INTERRUPTION TELEVISION INC.
                             ----------------------------------------------------
                                 CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                            -------------------------------------------------------
                      FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2001 AND 2000
                            (Amounts expressed in thousands United States Dollars
                                          except earnings per share)


                                                  For the            For the           For the          For the
                                                three months       three months      nine months       nine months
                                                   ended              ended             ended            ended
                                                March 31, 2001    March 31, 2000    March 31, 2001    March 31, 2000
                                                 ------------      ------------      ------------      ------------
Net sales                                        $        44       $        43       $        52       $        57
Cost of sales                                             59               173               296               251
                                                 ------------      ------------      ------------      ------------
Gross profit                                             (15)             (130)             (244)             (194)

Selling, General and
Administrative expenses                                  125               192               653               250

                                                 ------------      ------------      ------------      ------------
Operating income (loss) before interest and
income taxes                                            (140)             (322)             (897)             (444)

Interest expense                                          14                 -                42                 -
                                                 ------------      ------------      ------------      ------------

Operating income (loss) before income tax               (154)             (322)             (939)             (444)

Provision for income taxes                               (30)               (6)              (30)               (6)
                                                 ------------      ------------      ------------      ------------

Net income (loss)                                       (124)             (316)             (909)             (438)
                                                 ============      ============      ============      ============

Earnings per share                               $    (0.006)      $    (0.019)      $    (0.046)      $    (0.026)
                                                 ============      ============      ============      ============


Weighted average of shares outstanding            19,938,266        17,012,666        19,938,266        17,012,666
                                                 ============      ============      ============      ============

                 The accompanying notes are an integral part of these consolidated statements.

                           INTERRUPTION TELEVISION INC
                           ---------------------------
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                     --------------------------------------
                        MARCH 31, 2001 AND JUNE 30, 2000
             (Amounts expressed in thousands United States Dollars)


                                                   March 31, 2001  June 30, 2000
                                                   --------------  -------------
ASSETS

Current assets
  Cash                                                    $    -         $  200
  Accounts receivable, net of uncollectibles                  37            102
  Rental deposits                                             29             15
  Due from directors                                          63            159
                                                          -------        -------
Total current assets                                         129            476


Property and equipment
  Office equipment                                            65             25
  Furniture and fixtures                                      13             13
  Leasehold improvements                                       2              2
                                                          -------        -------
    Total                                                     80             40
  Accumulated depreciation                                   (18)           (12)
                                                          -------        -------
    Total                                                     62             28

Other assets-film library
  Planet Ex                                                  280            410
  Extreme Asia                                                 4              4
                                                          -------        -------

Total assets                                                 475            918
                                                          =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                           231            215
  Accrued expenses                                            51             37
  Interest payable                                            46              4
  Taxes payable                                               50             80
  Loans from third parties                                   884            795
  Loans from shareholders                                    336              4
                                                          -------        -------
Total current liabilities                                  1,598          1,135

Shareholders' equity
Preferred common stock 100,000 shares
  authorized, none issued
Common stock 50,000,000 shares authorized
  par value $0.001, 19,938,266 and 17,012,266 issued
  and outstanding at December 31 and June 30, 2000
  respectively
    Par value                                                 20             17
    Paid in surplus                                          303            303
    Retained earning (deficit)                            (1,446)          (537)
                                                          -------        -------
Total shareholders' equity                                (1,123)          (217)

Total liabilities and shareholders' equity                $  475         $  918
                                                          =======        =======

  The accompanying notes are an integral part of these consolidated statements.

                           INTERRUPTION TELEVISION INC
               ---------------------------------------------------
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
           -----------------------------------------------------------
                FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND 2000
             (Amounts expressed in thousands United States Dollars)
                             (Amounts in thousands)


                                                  For the nine    For the nine
                                                  months ended    months ended
                                                 March 31, 2001  March 31, 2000
                                                 --------------  --------------
Cash flows from operating activities:
Net Income (loss)                                     $   (909)       $   (438)
Depreciation                                                 6               4
Stock issued for services                                    3               -
Amortization of film library                               130               -

(Increase) decrease in operating assets :
Accounts receivable, net                                    65             256
Deposits and prepayments                                   (14)             (2)
Amount due from director                                    96            (125)

Increase (decrease) in operating liabilities :
Accounts payable                                            16             (28)
Accrued expenses                                            26              58
Bank overdraft                                               -             (10)
                                                      ---------       ---------
Net cash used in operating activities                     (581)           (285)

Cash flows from investing activities:
Acquisition of Fixed Assets                                (40)             (9)
Capitalized Production costs                                 -            (301)
                                                      ---------       ---------
Net cash (used in) provided by                             (40)           (310)
 investing activities

Cash flows from financing activities:
Loans from third parties and shareholders                  421             318
Shares issued for cash                                       -             319
                                                      ---------       ---------
Net cash provided by financing                             421             637
activities

Net increase (decrease) in cash                           (200)             42

Cash at the beginning of period                            200               -
                                                      ---------       ---------

Cash at the end of period                             $      -        $     42
                                                      =========       =========


  The accompanying notes are an integral part of these consolidated statements.


                                          INTERRUPTION TELEVISION INC
                              ---------------------------------------------------
                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                          -----------------------------------------------------------
                               FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND 2000
                            (Amounts expressed in thousands United States Dollars)


                                                       COMMON STOCK
                                     -------------------------------------------------     Retained
                                        Shares          Par Value          Paid in         earnings         Total
                                                                           surplus         (deficit)        equity
                                     --------------   --------------    --------------    ------------    -----------
Balance June 30, 1999                   17,012,666               17               303            (490)          (170)

Net income                                                                                       (438)          (438)
                                     --------------   --------------    --------------    ------------    -----------
Balance at March 31, 2000
                                        17,012,666               17               303            (928)          (608)
                                     ==============   ==============    ==============    ============    ===========




                                                       COMMON STOCK
                                     -------------------------------------------------     Retained
                                        Shares          Par value          Paid in         earnings         Total
                                                                           surplus         (deficit)        equity
                                     --------------   --------------    --------------    ------------    -----------
Balance at June 30, 2000                17,012,666               17               303            (537)          (217)

Stock issued for consulting
services in connection with
acquisition of July 20, 2000 at
nominal par value                        2,504,000                3                                                3


Effect of exchange reorganization          421,600

Net income (loss)                                                                                (909)          (909)
                                     --------------   --------------    --------------    ------------    -----------

Balance at March 31, 2001               19,938,266               20               303          (1,446)        (1,123)
                                     ==============   ==============    ==============    ============    ===========

                 The accompanying notes are an integral part of these consolidated statements.

                           INTERRUPTION TELEVISION INC
              ----------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                    FOR THE NINE MONTHS ENDED MARCH 31, 2001
                                   (UNAUDITED)
             (Amounts expressed in thousands United States Dollars)


1.       ORGANIZATION AND PRINCIPLE ACTIVITIES

Interruption Television Inc. ("the Company") was incorporated in the State of Nevada January 29, 1997. With effect from July 10, 2000, the Company changed its name from Time Financial Services, Inc. to Interruption Television Inc. As of July 20, 2000 the Company maintains its head office in Singapore where it coordinates sales, marketing, purchasing and administrative functions.

During the period from April 1, 1997 to July 19, 2000 the Company was engaged in marketing financial information systems, software and on-line subscription financial data through a wholly owned subsidiary Time Lending, California. On July 19, 2000 the Company sold and transferred all assets and liabilities and all shares of Time Lending, California to a third party buyer.

On July 20, 2000, the Company acquired all of the issued and outstanding common stock of ITV, Inc. ("ITV") a Nevada corporation , which owns 100% of the shares of Interruption Television Pte Ltd. a company incorporated in Singapore, in exchange for 17,012,666 shares of the Company's Common Stock of par value $0.001 each (approximately 85% of the shares now outstanding), after the shareholders approved one for three reverse stock split on July 20, 2000, to the shareholders of the Company. An additional 2,504,000 shares were issued to several persons instrumental in the acquisition as consultant fees on July 20, 2000.

Interruption Television Pte Limited (ITPL), the operating company, is incorporated in Singapore, and is principally engaged in the conceptualisation and production of Television programs for worldwide distribution across multiple media platforms. Additionally, the Company drives traffic from its branded programs on traditional television medium to multiple media platforms and seeks sponsorship opportunities for this traffic.


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


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.       Capitalised Production Costs

Capitalized Production costs comprises materials, direct labour, sub-contractors' costs and an appropriate proportion of production overheads in developing commercial films for showing on television. These costs are amortized over 5 years commencing from the date of commercial production.

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

         c. The company has $284,000 loan from a previous shareholder of the company. This loan is repayable monthly over the four month period to 30 April 2001. This loan is secured over the receivables of Interruption Television Pte. Limited and is currently being renegotiated.

5.       WARRANTS

         On July 11, 2000 the Company issued a stock warrant to Sarmatan Development Ltd. to purchase 500,000 shares of common stock at 75% of the bid price of the common stock on the day after the closing of the acquisition July 20, 2000, as reported on the National Association of Securities Dealers OTC Bulletin Board market. The price in accordance with the terms was $0.5625 on July 21, 2000. Sarmatan Development Ltd.. has until July 21, 2003 to exercise the warrant.


6.       INCOME TAXES

The Operating Company, Interruption Television Pte. Limited is subject to Singapore tax at a rate of 25.5%. The company made profits in the year to 31 March 1999 on which tax was charged. These taxes cannot be recovered through the utilization of future losses. However, the Company became in-titled to a reduction of income taxes in the amount of $30 owed for 1999 due to a change in the Singapore tax laws allowing the Company to write off film production costs on a cash basis.


7.       OPERATING LEASE COMMITMENTS

As at the balance sheet dates, the Company has the following outstanding lease commitments in respect of its office premise payable as follows:-

                                As at March 31, 2001        As at June 30, 2000
                                --------------------        -------------------

Within one year                    $     10                     $     50
After one year                          nil                          nil


8.       RELATED PARTY TRANSACTIONS

Amounts due to and from shareholders and directors as at March 31, 2001 and June 30, 2000 were as follows:

a.       Due from directors

                                As at March 31, 2001        As at June 30, 2000
                                --------------------        -------------------

Danny McGill                         $     63                    $     159
                                     ---------                   ----------

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


11.      Other supplemental information

The following items were included in the statements of operations:

                                            9 Months Ended Mar 31, 2001    9 Months Ended Mar 31, 2000
                                            ---------------------------    ---------------------------
                                                        $                                $
Auditor's remuneration                                  6                                4
Depreciation of Fixed Assets                            4                                2
Director's Remuneration                                72                               72
Consulting fees in connection with reorganization     200


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


Overview of Company's Business:

         Interruption Television, Inc. (formerly "Time Financial Services, Inc.") (the "Company") was incorporated on January 29, 1997. Its wholly-owned operating subsidiary was incorporated on September 25, 1997 in Singapore under the name of "Interruption Television Pte Ltd" ("ITV -Singapore"). On July 20, 2000, the Company completed the acquisition of 100% of the outstanding common stock of ITV, Inc., a Nevada corporation ("ITV"), in exchange for 17,012,666 shares of the Company's Common Stock (approximately 85% of the shares now outstanding). ITV is a holding company of ITV-Singapore, and a wholly-owned subsidiary of the Company.

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

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

Selling, general and administrative expenses totalled $653 for the nine months ended March 31, 2001. Selling, general and administrative expenses constitute of administrative and personnel costs to support the increase in sales and production capacity. In addition the Company expended $200,000 in the reorganization as discussed in Note 1 to the financial statements.

OPERATING LOSS. Operating loss from operations was $909 in part due to the additional $200,000 expended in the reorganization and writing down the value of the library to a conservative Net Realizable Value.

INTEREST EXPENSES. Interest expense was $42 for the nine months to March 31 2001 and is due to the borrowing the Company has had to make in order to finance future production and sales.

PROVISION FOR INCOME TAXES. The Company became in-titled to a reduction of income taxes in the amount of $30 owed for 1999 due to a change in the Singapore tax laws allowing the Company to write off film production costs on a cash basis.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended March 31 2001, the Company's operations absorbed cash resources of $200.

The Company's capitalized film library costs were reduced by $130 for the quarter ended March 31, 2001 in recognition of loss of library fair market value.

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

FOREIGN EXCHANGE. All of the Company's sales are denominated either in U.S. Dollars or Singapore Dollars. The largest portion of the Company's expenses is denominated in Singapore Dollars.


PART II- OTHER INFORMATION

ITEM 1- LEGAL PROCEEDINGS

ITEM 2- CHANGES IN SECURITIES

ITEM 3-DEFAULTS UPON SENIOR SECURITIES

ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5- OTHER INFORMATION    NONE

ITEM 6- EXHIBITS
        8-K

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Interruption Television, Inc.
                                    (Registrant)

Date: May 23, 2001                  Danny McGill
                                    ----------------------------------
                                    President

Date: May 23, 2001                  Jeffery Lim
                                    ----------------------------------
                                    Chief Financial Officer