Form 10KSB
period 2001-06-30
INTERRUPTION TELEVISION INC
filed 2001-10-29
CIK 833837

                ANNUAL REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended June 30, 2001

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________to________________________

Commission file number____________________________________________________

                          INTERRUPTION TELEVISION, INC.
                 (Name of small business issuer in its charter)


Nevada                                                  33-0840184
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

43A Tanjong Pagar Road, Singapore                           088464
(Address of principal executive offices)                  (Zip Code)


Issuer's telephone number (65) 327 1090


Securities registered under Section 12(b) of the Act: None

     Title of each class               Name of each exchange on which registered
---------------------------------      -----------------------------------------

Securities registered under Section 12(g) of the Exchange Act: None


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes___. No__X__.

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X ].

         State the issuer's revenues for the most recent fiscal year. $54,881

         State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

         As of October 19, 2001, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was $ 433,672 based on the closing sales price of the registrant's Common Stock as reported on the National Association of Securities Dealers OTC Bulletin Board Market on such date. For purposes of this calculation, shares owned by officers, directors, and 5% shareholders known to the registrant are deemed to be owned by affiliates.

         State the number of shares outstanding of each of issuer's classes of common equity, as of the latest practicable date: 19,938,266 shares common stock, par value $0.001

Transitional Small Business Disclosure Format. Yes___  No__X__.

                                     PART I

ITEM 1.  BUSINESS

A. BUSINESS DEVELOPMENT

Interruption Television, Inc. ("ITTV" or "the Company") is a Nevada Corporation. Our principal business address is 43A Tanjong Pagar Road, Singapore 088464. Our telephone number is (65) 325 3470.

Time Financial Services, Inc. was incorporated in the State of Nevada on January 29, 1997. On July 20, 2000, Time Financial Services, Inc. changed its name to Interruption Television Inc. On the same day, ITTV acquired all of the issued and outstanding common stock of ITV, Inc. ("ITV") pursuant to a Share Exchange Agreement ("Share Exchange") between the Company and ITV. ITV, a Nevada corporation, owns 100% of the shares of Interruption Television Pte Ltd. ("ITPL"), a company incorporated in Singapore.

At present, ITTV through its operating company ITPL, produces program blocks which can be seen in over 120 countries by a total viewership that at times has reached almost 360 million households via television. We hope to use the distribution of ITTV-branded content to facilitate our ultimate goal: the launch of an Asian-based, multi-channel television network utilizing traditional production and distribution methods.

We have never been a party to any bankruptcy, receivership, or similar proceeding.

B. BUSINESS OF THE REGISTRANT

During the period from April 1, 1997 to July 19, 2000, we were engaged in marketing financial information systems, software and on-line subscription financial data through a wholly owned subsidiary Time Lending, California. However, on July 19, 2000, we sold and transferred all assets and liabilities and all shares of Time Lending, California to a third-party buyer, Time Financial Inc.

On July 20, 2000, we acquired all of the issued and outstanding common stock of ITV, Inc. ("ITV") in a Share Exchange. ITV, a Nevada corporation, owns 100% of the shares of Interruption Television Pte Ltd. ("ITPL").

ITPL is principally engaged in the conceptualization and production of television programs for worldwide distribution across multiple media platforms from traditional television broadcasters, either terrestrial or cable/satellite to Internet and broadband. Currently, these programs include: "Kamal's Planet Ex", "MuchMusic" and "Extreme Asia" with plans for further programming in the future. These programs are licensed to global broadcasters including Columbia Tristar International Television. "MuchMusic" is sponsored by Coca-Cola Far East Ltd.

ITTV has followed a three-phase business model. In 1998, ITTV focused on building short-term capital. This was achieved through procuring and servicing focused advertising clientele, such as the Untied Breweries Group in India, Sony Music Asia and Prudential Insurance. This served to build capital as well as establish essential relationships with international clients.

In 1999, with the profits derived from its services, ITTV focused on building content for international distribution and achieving international brand recognition. Television properties such as "Kamal's Planet Ex" achieved marked success by being distributed to over 120 countries and reaching approximately 360 million households worldwide.

Fiscal Year 2000 saw the continuation of content development, notably with a strategic alliance with ChumCity International to produce, distribute and market their television properties for the Asia region. During the twelve months ended June 30, 2001, ITTV attracted sponsorship for "MuchMusic" but costs exceeded revenues. The Company also tried, unsuccessfully, to use the Internet and other Broadband distribution networks to significantly increase viewership and revenues.

To date, ITTV has been unsuccessful in locating additional capital resources and has been unable to develop or launch its global youth network. However, the Company is negotiating with new sponsors for the "MuchMusic" program. If these negotiations are successful, the Company expects to have enough resources to finance the program and to continue to search for and develop additional licensing arrangements to drive revenues.

PRINCIPAL PRODUCTS AND SERVICES AND THEIR MARKETS

The principal products of ITTV are:
         (i) "Kamal's Planet Ex" - a magazine format program that is youth-focused, covering travel, culture and extreme activities, personalities and places. This television property is marketed and distributed worldwide.
         (ii) "Extreme Asia" - extreme sports and locations. This television property is marketed and distributed worldwide.
         (iii) "MuchMusic" - is distributed in conjunction with Chumcity International. The show is youth-focused, music-based programming. This product is marketed and distributed throughout the Asia region including, but not limited to, South East Asia, India, the Middle East and China.
         (iv) ChumCity Programming - Also in conjunction with ChumCity International, ITPL is mandated to produce, market, and distribute various other Chumcity International television properties for the same regions as MuchMusic.

         ITTV's services include:
         (i) Conceptualization, production and client services for advertising across various media, from traditional television to internet
         (ii) Turn key training of and transfer of technology to various customers such as broadcasters and various production entities

DISTRIBUTION METHODS FOR PRODUCTS AND SERVICES

ITTV utilizes various methods of distribution, including direct distribution to broadcasters, and distribution through third party entities such as Rockwell Collins and Extreme Sports Distribution.

STATUS OF ANY PUBLICLY ANNOUNCED NEW PRODUCTS OR SERVICES

All ITTV television properties are currently still being aired or to be aired on various broadcasters worldwide. Properties such as "Kamal's Planet Ex" and "MuchMusic" are entering into second season airings.

RAW MATERIALS

The use of raw materials is not a material factor in our operations.

COMPETITION

The television industry is highly competitive. ITTV competes with, and will compete with, many organizations, including major film studios, independent production companies, individual producers and others, including networks, who seek the rights to attractive literary properties, the services of creative and technical personnel, the financing for production of film and television projects and favorable arrangements for the distribution of completed films. Many competitors are substantially larger in size and capacity and have greater financial and personnel resources as well as longer operating histories.

In addition, the television industry is currently evolving into an industry in which certain multinational, multi-media entities, including:
Viacom/CBS/Paramount, The News Corporation/Twentieth Century Fox, The Walt Disney Company-ABC, AOL/Time Warner and Vivid/Universal. These multinational competitors expected to be in a position to dominate certain communications industry activities. These competitors have numerous competitive advantages, including the ability to acquire financing for their projects and attract superior properties, personnel, actors and/or celebrity hosts.

DEPENDENCE ON A FEW MAJOR CUSTOMERS

We currently have the following major customers/program sponsors:


1. Columbia Tri-Star International Television
2. Rockwell Collins
3. Coca Cola
4. SPH
5. Arathos

The loss of any of these customers/program sponsors could have a significant negative impact on the Company's ability to continue operations.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS, OR LABOR CONTRACTS, INCLUDING DURATION

The Company has successfully branded its programs such as "Interruption Television Inc.", "Interruption Television Pte Ltd", "Exspace.com", "Kamal's Planet Ex", and "Extreme Asia" However, the Company has not formally applied for protection with the Office of Patents and Trademarks. The value of these brands is not readily determinable.

NEED FOR GOVERNMENT APPROVAL

We do not need government approvals for production of any of ITTV's programming or business operations.

EFFECT OF EXISTING OR PROBABLE GOVERNMENT REGULATIONS ON THE BUSINESS

None are expected.

RESEARCH AND DEVELOPMENT

The Company did not incur any research and development (R&D) costs for the period ended June 30, 2001. The Company does not expect to generate any significant R&D costs in fiscal 2001.

ENVIRONMENTAL COMPLIANCE

We do not face any environmental compliance issues or costs.

EMPLOYEES

As of June 30, 2001, ITTV employs ten full time employees, all of whom are located in Singapore. The Company also occasionally engages freelance creative staff and other independent contractors on a project-by-project basis. None of the employees are represented by a labor union and the Company believes that its employee relations are good. Given our current financial limitations, we do not plan to hire any additional full-time or part-time employees in the next fiscal year.


ITEM 2. PROPERTIES

Our principal administrative, sales, marketing, and production development facilities are located at 43A Tanjong Pagar Road, Signapore. The current rent for the space is $5,000.00 per month and our lease expires in October 2002. We believe that our current facilities will be adequate to meet our needs for the foreseeable future.


ITEM 3. LEGAL PROCEEDINGS

We are currently a party to two significant legal proceedings in Singapore. Specifically, an action has been brought against us by Fuji Xerox, a vendor, for unpaid invoices due in the amount of S$71,407 (approximately USD $39,273.85) and a judgement has been entered against us by Asia Broadcasting in the amount of S$57,087 (approximately USD $31,397.85). Although, except as disclosed herein, we are not aware of any other significant legal proceedings as of June 30, 2001, or as of the date of this filing, in the normal course of business we may be involved in various legal proceedings which may adversely impact our operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of securities holders during the fourth quarter of the fiscal year 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

A. Our securities began trading on the Nasdaq OTC Bulletin Board under the symbol "ITTV". Prior to that we traded under the symbol "TIMF". During the prior two calendar years the low and high bid prices as reflected by interdealer quotations were:

---------------------------------------- ---------------- ----------------------
QUARTER                                  Low Bid          High Bid
---------------------------------------- ---------------- ----------------------
Quarter ended 9/30/99                    $0.09            $0.625
---------------------------------------- ---------------- ----------------------
Quarter ended 12/31/99                   $0.0625          $1.6875
---------------------------------------- ---------------- ----------------------
Quarter ended 3/31/001                   $0.53            $1.25
---------------------------------------- ---------------- ----------------------
Quarter ended 6/30/00                    $0.375           $1.25
---------------------------------------- ---------------- ----------------------
Quarter ended 9/30/00                    $0.65625         $2.25
---------------------------------------- ---------------- ----------------------
Quarter ended 12/31/00                   $1.125           $1.50
---------------------------------------- ---------------- ----------------------
Quarter ended 3/31/01                    $0.6875          $1.125
---------------------------------------- ---------------- ----------------------
Quarter ended 6/30/01                    $0.55            $0.6875
---------------------------------------- ---------------- ----------------------


B. APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

As of the date hereof, a total of 19,938,266 shares of our common stock were outstanding. Of these, 370,016 are free trading and 19,568,250 are restricted shares.

The number of holders of record of our common stock is estimated to be 180.

C. DIVIDENDS

The holders of our common stock are entitled to receive such dividends as may be declared by our Board of Directors. We paid no dividends on the common stock during the periods reported herein nor do we anticipate paying dividends on our common shares in the foreseeable future.

D. RECENT SALES OF UNREGISTED SECURITIES

We have issued the following unregistered common stock in the three-year period preceding the date of this filing:

As a result of the Share Exchange, ITTV issued an additional 2,504,000 shares to several persons instrumental in the Share Exchange on July 20, 2000, as follows:

The Company issued 998,000 shares of common stock to Bridgewater Capital Corporation as payment for finder's fees in connection with the Share Exchange.

The Company issued 706,000 shares of common stock to Mike Underwood and Battersea Capital as finder's fees in connection with the Share Exchange

The Company issued 500,000 shares of common stock to Alster Finance as a finder's fee in connection with the Share Exchange.

The Company issued 200,000 shares of common stock to Michael F. Pope and Philip
C. La Puma, former directors of Time Financial Services Inc. for consulting services in connection with the Share Exchange.

The Company issued 50,000 shares of common stock to Krys Boyle Freedman & Sawyer, P.C. as partial payment of legal services rendered on behalf of ITTV.

The Company issued 50,000 shares of common stock to Steve Naremore as payment for finder's fees in connection with the Share Exchange.

The Company delivered to Sarmatan Developments Ltd. a warrant to purchase 500,000 shares of common stock at an exercise price equal to seventy-five percent (75%) of the closing bid price for the common stock on the first day following the Closing, as reported on the National Association of Securities Dealers OTC Bulletin Board Market (or on such other national securities exchange or market as the Common Stock may trade at such time). The shares underlying this warrant have piggyback registration rights.

The foregoing securities were all issued pursuant to the exemption from the registration requirements in the Securities Act of 1933 provided by Section 4(2) thereunder for transactions by an issuer not involving a public offering.


ITEM 6. MANANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

All forward-looking statements contained herein are deemed by the company to be covered by and to qualify for the safe harbor protection provided by the private securities litigation reform act of 1995 shareholders and prospective shareholders should understand that several factors govern whether any forward - looking statement contained herein will be or can be achieved. Any one of those factors could cause actual results to differ materially from those projected herein. These forward - looking statements include plans and objectives of management for future operations, including plans and objectives relating to the products and the future economic performance of the company. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions, and the time and money required to successfully complete development projects, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the company. Although the company believes that the assumptions underlying the forward - looking statements contained herein are reasonable, any of those assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in any of the forward-looking statements contained herein will be realized. Based on actual experience and business development, the impact of which may cause the company to alter its marketing, capital expenditure plans or other budgets, which may in turn affect the company's results of operations. In light of the significant uncertainties inherent in the forward - looking statements included therein, the inclusion of any such statement should not be regarded as a representation by the company or any other person that the objectives or plans of the company will be achieved.

CORPORATE HISTORY AND BASIS OF PRESENTATION

Time Financial Services, Inc. was incorporated in the State of Nevada on January 29, 1997. On July 20, 2000, Time Financial Services, Inc. changed its name to Interruption Television Inc. ("ITTV") . On the same day, in a Share Exchange Agreement ("Share Exchange"), ITTV acquired all of the issued and outstanding common stock of ITV, Inc. ("ITV") a Nevada corporation in exchange for 17,012,666 shares of ITTV's Common Stock, par value $0.001 (approximately 85% of the shares now outstanding), after the shareholders approved a one-for-three reverse stock split on July 20, 2000, to the shareholders of ITTV. An additional 2,504,000 shares were issued to several persons instrumental in the acquisition as consulting fees on July 20, 2000.

ITV owns 100% of the shares of Interruption Television Pte Ltd. ("ITPL"), a company incorporated in Singapore.

The acquisition on July 20, 2000, of ITV (accounting acquirer) by ITTV (non-operating shell) is considered in substance to be a capital transaction and is accounted for as a reverse acquisition, except that no goodwill or other intangible assets have been recorded. On this basis, the historical financial statements prior to July 20, 2000 represent the operations of ITV, Inc. and its wholly owned subsidiary ITPL.

OVERVIEW OF OPERATIONS

The Company conceptualizes, produces and distributes television programming for worldwide distribution on various media platforms, from traditional television broadcasters, either terrestrial or cable/satellite to Internet and broadband. Currently, these programs include, "Kamal's Planet Ex", "MuchMusic "and "Extreme Asia" with plans for further programming in the future. These programs are licensed to global broadcasters including Columbia Tristar International Television. The "MuchMusic" program is currently sponsored by Coca-Cola Far East Ltd.

Fiscal Year 2000 saw the continuation of content development, notably with a strategic alliance with ChumCity International to produce, distribute and market their television properties for the Asia region. During the twelve months ended June 30, 2001, ITTV attracted sponsorship for "MuchMusic" but costs exceeded revenues. The Company also tried, unsuccessfully, to use the Internet and other Broadband distribution networks to significantly increase viewership and revenues.

To date, ITTV has been unsuccessful in locating additional capital resources and has been unable to develop or launch its global youth network. However, the Company is negotiating with new sponsors for the "MuchMusic" program. If these negotiations are successful, the Company expects to have enough resources to finance the program and to continue to develop additional licensing arrangements to drive revenues. Management plans to develop additional agreements and to seek additional sources of capital. However, if the efforts of Management are unsuccessful in this regard, Management intends to scale back operations to the extent necessary to continue as a going concern.

RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2001 AND 2000 (FISCAL 2001 AND FISCAL 2000)

GROSS LOSS

Cost of sales exceeded net sales in each of the two years ended June 30, 2001 and 2000, generating gross losses of $126,285 and $368,856, respectively. In Fiscal 2001, the Company implemented a new revenue model that focused on driving market share and traffic to build the ITTV brands. The Company focused on sponsorship rather than a traditional revenue model of generating fees from the licensing of its content to network and cable operators. As a result, net sales decreased 58% in Fiscal 2001 as compared to Fiscal 2000. The cost of sales ratio remained fairly constant decreasing slightly from 3.8 times sales in Fiscal 2001 to 3.3 times sales in Fiscal 2000.

OPERATING EXPENSES

Operating expenses increased $379,004 to $726,980 from $347,976 in Fiscal 2001 compared to Fiscal 2000. The increase was as a result of higher administrative expenses relating to an increase in the staff levels in the early part of Fiscal 2001, and increases in the level of management and directors' fees. In addition, the rent expense increased from approximately $59,000 to $94,000 from Fiscal 2000 to Fiscal 2001. These expenses have decreased towards the end of Fiscal 2001 due to a staff cutback as a result of lower than expected sponsorship sales.

OTHER INCOME (EXPENSE)

The Company recognized expense of $5,634,000 related to stock issued for compensation related to the Share Exchange. The Company issued 2,504,000 at July 20, 2000 at a then market price of the Company's common shares of $2.25 per share. The fair market value of those shares issued was charged to expense. The Company incurred an additional $200,000 in expenses related to the Share Exchange. These costs were charged to additional paid in capital.

Interest expense increased $275,498 to $320,160 during Fiscal 2001 as the Company began to incur interest costs associated with its 9% $500,000 convertible note payable. This note is currently in default. Interest expense also increased as the Company made other borrowings to finance current and future production and sales efforts.

In Fiscal 2001, the Company became eligible for a reduction of income taxes paid in the amount of $32,448 owed for 1999 due to a change in the Singapore tax laws.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2001, the Company has limited cash available for operating, investing or financing. The Company's most significant asset is the value of the capitalized film library recorded as an asset on the books of $229,507. During Fiscal 2001, the Company used $432,318 of cash for operating activities, $19,463 in investing activities and generated $313,523 of cash from financing activities. Net of the effects of exchange, the Company used $100,802 of cash during Fiscal 2001 and generated $100,802 in Fiscal 2000.

The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meets its obligations on a timely basis, to obtain additional financing as may be required and ultimately, to attain profitability. The Company continues to negotiate with companies to license its ITTV branded programs utilizing a more beneficial pricing structure for the Company. The Company is also seeking capital infusion from private investors. Although the Company believes that there are several attractive opportunities to pursue, there is no guarantee that the Company will be successful in earning or raising all or a portion of the necessary funds.

The Company is concurrently negotiating with several of its major shareholders some of whom are also key officers to sell ITPL, pursuant to an asset purchase agreement between the shareholders and the Company. Although a final agreement has not yet been reached between the Company and the shareholders, it is contemplated that the consideration to be paid by the shareholders will be approximately 17,012,666 shares of the Company's common stock currently held by such shareholders.

During 2001, the Financial Accounting Standards Board issued Statement No. 141 "Business Combinations" and Statement No. 142 "Goodwill and Intangible Assets" which are effective for acquisitions July 1, 2001, or later and for fiscal years beginning after December 15, 2001, respectively. Also, in June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 139 ("SFAS No. 139"), RESCISSION OF FASB STATEMENT NO. 53 AND AMENDMENTS TO FASB STATEMENTS NO. 63, 89, AND 121, which rescinds SFAS No. 53. SFAS No. 139 requires an entity such as the Company that is a producer or distributor of films to follow the guidance in Statement of Position 00-2 ("SOP 00-2"), ACCOUNTING BY PRODUCERS AND DISTRIBUTORS OF FILMS, issued by the American Institute of Certified Public Accountants, which are effective for the Company for fiscal year 2002. Management believes the adoption of these statements will not have a material impact on the Company's operations.

FOREIGN EXCHANGE. All of the Company's sales are denominated either in U.S. Dollars or Singapore Dollars. The largest portion of the Company's expenses is denominated in Singapore Dollars.


ITEM 7.  FINANCIAL STATEMENTS

Reference is made to the Index of Financial Statements that appears on page F-1 of this report. The Report of Independent Certified Public Accountants, Financial Statements and Notes to Financial Statements which are listed in the Index to Financial Statements and which appear beginning on page F-1 of this report are incorporated into this Item 7.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 6, 2001, we engaged Grant Thornton LLP as our auditor and dismissed Michael Johnson & Co., LLC. During the past two years and through September 6, 2001, we have not received adverse opinions or disclaimers of opinion nor were any of our financial statements modified as to uncertainty, audit scope or accounting principles. We did not have any disagreement with our former accountants.

The dismissal of Michael Johnson & Co., LLC was recommended and approved by our board of directors.


                                    PART III

ITEM 9. DIRECTORS AND EXECTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLAINCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our current directors and executive officers, who will serve until the next annual meeting, or until their successors are elected or appointed and qualified.

Name                    Age     Position

Danny L. McGill         39      President, Chief Executive Officer and Director
Jeffrey Lim             29      Secretary and Director


The following sets forth biographical information concerning our directors and executive officers.

DANNY L. MCGILL - President, Chief Executive Officer, and Director. Since July 20, 2000, Mr. McGill has served as our President, CEO and a Director. Mr. McGill formed ITPL, the operational arm of ITTV, in September 1997. Mr. McGill obtained his BFA at London's St. Martin's School of Design. After graduation he went to work for Flamingo Knitwear in London as head designer. After a year he formed his own business, Robert Maxwell Menswear. From there he returned to Asia to work for the Beijing Automation Institute where he set up three turnkey suit manufacturing plants, all within one year. Chauvin International, a US menswear company, then recruited him. It was there that he created the highly successful line, B.U.M. Equipment. He spent a further six years as Vice President of Design and Marketing for several large garment companies including the popular line, Bugle Boy. He was then hired by MTV Asia. He spent the next several years as on-camera talent as well as the single most productive producer in the company. He was instrumental in launching MTV Asia in 1991 under the Star TV banner. He then launched Channel [V] for News Corp. and finally MTV India in 1996.

JEFFREY LIM - Secretary and Director. Since July 20, 2000, Mr. Lim has served as Secretary and a Director of Interruption Television. He has served as Director of Business Development for ITPL since its inception in 1997. Mr. Lim graduated King's College in London with honors. Upon graduation, he was hired by the Kuok Group of Companies as legal counsel, dealing primarily with corporate law issues for Pacific Carriers Ltd, Kuok Singapore Ltd and Kuok Oils and Grains. He left the Kuok Group to help start ITPL in 1997.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

We are aware that certain of our officers and directors are delinquent in their filing of reports required by section 16(a) of the Exchange Act during the most recent fiscal year.


ITEM 10. EXECUTIVE COMPENSATION

The following table reflects all forms of compensation for the services to us for the fiscal years ended June 30, 2001, 2000, and 1999

                           SUMMARY COMPENSATION TABLE

                                                           Long Term Compensation
                                                      ---------------------------------
                      Annual Compensation                    Awards          Payouts
--------------------------------------------------------------------------------------------------------
 (a)              (b)      (c)       (d)      (e)        (f)         (g)       (h)        (i)

                                             Other                Securities               All
Name                                        Annual    Restricted    Under-                Other
And                                         Compen-     Stock       lying      LTIP       Compen-
Principal                                   sation     Award(s)    Options/   Payouts     sation
Position          Year  Salary($) Bonus($)    ($)        ($)        SARs(#)     ($)        ($)
-------------------------------------------------------------------------------------------------------
Danny L. McGill   2001  $80,000     0          0           0          0          0          0
 Director, CEO    2000  $68,000     0          0           0          0          0          0
 & President      1999  $60,000     0          0           0          0          0          0
Jeffrey Lim       2001  $60,000     0          0           0          0          0          0
 Director &       2000  $33,500     0          0           0          0          0          0
 Secretary        1999  $27,000     0          0           0          0          0          0

                         OPTION/SAR IN LAST FISCAL YEAR
                               (Individual Grants)

                  Number of       Percent of total
                  Securities      options/SARs
                  Underlying      granted to       Exercise or
                 Options/SARs     employees in     base price       Expiration
Name               Granted(#)     fiscal year       ($/Sh)            date
--------------------------------------------------------------------------------

(a)                  (b)              (c)            (d)               (e)

Danny L. McGill       0                0              0                 0

Jeffrey Lim           0                0              0                 0

At the present time the Company does not have a stock/option plan for its employees.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following sets forth the number of shares of our $.001 par value common stock beneficially owned by (i) each person who, as of the date hereof, was known by us to own beneficially more than five percent (5%) of our issued and outstanding common stock; (ii) each of the named Executive Officers; (iii) the individual Directors; and (iv) the Officers and Directors as a group. As of the date hereof, there were 19,938,266 common shares issued and outstanding.

-------------------------------------- --------------------------------- --------------------
Name and Address                       Amount of Shares Beneficially     Percent of Class
                                       Owned
-------------------------------------- --------------------------------- --------------------
Danny L. McGill                        9,284,789                         46.6%
49 Niven Road
Singapore 228397
-------------------------------------- --------------------------------- --------------------
Kamal Sidhu                            1,181,873                         5.9%
49 Niven Road
Singapore 228397
-------------------------------------- --------------------------------- --------------------
Kevin F. McGrath                       1,416,441                         7.1%
45 Bintong Park
Singapore 269825
-------------------------------------- --------------------------------- --------------------
SIS Netrepreneur                       2,551,906                         12.8%
4 Leng Kee Road
#02-08 SIS Building
Singapore 159088
-------------------------------------- --------------------------------- --------------------
John Michael Berman                    1,560,788                         8.3%
14 Caroline Terrace
London, SW1 8JS
UK
-------------------------------------- --------------------------------- --------------------
Officers and Directors as a Group      11,883,103                        59.6%
-------------------------------------- --------------------------------- --------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has made advances and loans to Danny L. McGill, President and CEO. As of June 30, 2001 and June 30, 2000, respectively, the balance of these advances and loan totaled $8,716 and $159,307. This amount is unsecured, non-interest bearing and has no fixed terms of repayment. In addition, the Company made an advance to Michael McGill, the brother of Danny L. McGill in the amount of $12,000. The amount was recorded as a receivable on the books of the Company as of June 30, 2001.

ITPL entered into a $330,000 loan agreement with Kevin F. McGrath, Sis Netrepreneur, and John Michael Berman on November 11, 2000 in the amounts of $30,000, $150,000 and $150,000, respectively. The loan bears interest at a rate of 8% beginning July 1, 2002, and is secured by a deed of debenture on the assets of the company excluding the film library and trade receivables.

During 2001, ITPL borrowed $33,516 from Dr. Lim Chin, the father of Jeffrey Lim, Secretary and director of the Company. The loan is unsecured and interest-free with no fixed repayment terms.


ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following exhibits are filed as part of this report.

      3.1  Articles of Incorporation
      3.2  Certificate of Amendment of Articles of Incorporation
     16.1  Letter on Change of Certifying Accountant


Reports of Form 8-K

         No reports on Form 8-K were filed during the last quarter of 2001.


                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on behalf by the undersigned, thereunto duly authorized.

                                               Interruption Television, Inc.

Date: October 29, 2001                         By: /s/ DANNY MCGILL
                                                   -----------------------------
                                                   Danny McGill
                                                   President and CEO


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                        Title                              Date

/s/ DANNY L. MCGILL             President and                   October 29, 2001
-------------------             CEO
Danny L. McGill

/s/ JEFFREY LIM                 Secretary & Director            October 29, 2001
---------------
Jeffrey Lim

/s/ KEVIN MCGRATH               Consultant                      October 29, 2001
-----------------
Kevin McGrath

Index to Consolidated Financial Statements

Report of Independent Certified Public Accountants...........................F-1

Consolidated Financial Statements

     Consolidated Balance Sheet..............................................F-2
     Consolidated Statements of Operations...................................F-3
     Consolidated Statements of Stockholders' Equity (Deficit)...............F-4
     Consolidated Statements of Comprehensive Income (Loss)..................F-5
     Consolidated Statements of Cash Flows...................................F-6
     Notes to Consolidated Financial Statements......................F-7 to F-15

                 CONSOLIDATED FINANCIAL STATEMENTS AND REPORT OF
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                  INTERRUPTION TELEVISION INC. AND SUBSIDIARIES

                             June 30, 2001 and 2000

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of INTERRUPTION TELEVISION INC. AND SUBSIDIARIES

We have audited the accompanying consolidated balance sheet of Interruption Television Inc. and Subsidiaries (the "Company") as of June 30, 2001 and the related consolidated statements of operations, stockholders' equity (deficit), comprehensive income (loss) and cash flows for the years ended June 30, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Interruption Television Inc. and Subsidiaries as of June 30, 2001 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended June 30, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11, the Company is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Grant Thornton LLP

New York, New York
October 10, 2001


                  Interruption Television Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEET

                                  June 30, 2001
                           (Expressed in U.S. Dollars)


                                     ASSETS

   Cash and cash equivalents                                             $         -
   Accounts receivable, net of allowance for doubtful accounts of $916         4,563
   Prepaid assets                                                             30,968
   Loan receivable from related party                                         12,000
   Property and equipment, net of accumulated depreciation and
     amortization of $24,024                                                  35,278
   Capitalized production costs, net of accumulated amortization
     of $303,559                                                             229,507
                                                                         ------------
           Total assets                                                  $   312,316
                                                                         ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
   Liabilities:
     Accounts payable                                                    $   269,829
     Accrued expenses                                                        123,316
     Interest payable                                                         61,750
     Income taxes payable                                                     45,545
     Notes payable to third parties                                        1,180,867
     Loans payable to shareholders and officer                                33,516
                                                                         ------------
           Total liabilities                                               1,714,823

Commitments and contingencies

Stockholders' equity (deficit):
   Preferred stock, 100,000 shares authorized, none issued                         -
   Common stock, $.001 par value per share, 50,000,000 shares
     authorized, 19,938,266 shares issued and outstanding                     19,939
   Additional paid-in capital                                              5,940,398
   Accumulated deficit                                                    (7,403,755)
   Due from officer/director                                                  (8,716)
   Accumulated other comprehensive income arising from foreign
     currency translation adjustment                                          49,627
                                                                         ------------
Total stockholders' equity (deficit)                                      (1,402,507)
                                                                         ------------
           Total liabilities and stockholders' equity (deficit)          $   312,316
                                                                         ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.


                  Interruption Television Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                              Years Ended June 30,
                           (Expressed in U.S. Dollars)


                                                         -----------------------------
                                                              2001           2000
                                                         -----------------------------
Net sales                                                $     54,881    $    130,928
Cost of sales                                                 181,166         499,784
                                                         -------------   -------------
Gross loss                                                   (126,285)       (368,856)

Operating expenses:
   General and administrative                                 714,715         339,658
   Depreciation and amortization                               12,265           8,320
                                                         -------------   -------------
Total operating expenses                                      726,980         347,978

Loss from operations                                         (853,265)       (716,834)

Other income (expense):
   Consulting fees associated with share exchange
     transaction                                           (5,634,000)             --
   Interest expense                                          (320,160)        (44,662)
   Other income                                                44,276              --
                                                         -------------   -------------

Loss before income taxes                                   (6,763,149)       (761,496)

Income tax benefits                                            32,448           5,884
                                                         -------------   -------------
Net loss                                                 $ (6,730,701)   $   (755,612)
                                                         =============   =============

                                                         =============   =============
Net loss per common share - basic and diluted            $      (0.35)   $      (0.07)
                                                         =============   =============

Weighted average number of common shares
    outstanding - basic and diluted                        19,226,268      10,964,716
                                                         =============   =============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.



                  Interruption Television Inc. and Subsidiaries

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                       Years Ended June 30, 2001 and 2000
                           (Expressed in U.S. Dollars)

                                                                         RETAINED                      ACCUMULATED       TOTAL
                                      COMMON STOCK       ADDITIONAL      EARNINGS/                        OTHER       STOCKHOLDERS'
                            ----------------------------   PAID IN     (ACCUMULATED       DUE FROM    COMPREHENSIVE       EQUITY
                                   SHARES       AMOUNT     CAPITAL        DEFICIT)        DIRECTOR        INCOME        (DEFICIT)
                            --------------------------------------------------------------------------------------------------------
Balance at July 1, 1999                  92    $     54   $       --     $    82,558       $     --          $    --    $    82,612
   Net loss                                                                 (755,612)            --               --       (755,612)
   Issuance of common stock         557,500     320,401           --              --             --               --        320,401
   Due from Director                     --          --           --              --       (159,307)              --       (159,307)
  Allocation of proceeds of
    convertible debt to
    additional
    paid-in-capital                                          205,882                                                        205,882
  Foreign currency
    translation adjustment               --          --           --              --             --           12,171         12,171
                            --------------------------------------------------------------------------------------------------------
Balance at June 30, 2000            557,592     320,455      205,882        (673,054)      (159,307)          12,171       (293,853)

   Net loss                              --          --           --      (6,730,701)            --               --     (6,730,701)
   Cancellation of shares
     in connection with
     share exchange
     transaction                   (557,592)   (320,455)          --              --             --               --       (320,455)
   Issuance of shares in
     connection with the
     share exchange
     transaction                 17,012,666      17,013      303,442              --             --               --        320,455
   Effect of
     recapitalization in
     connection with the
     share exchange
     transaction                    421,600         422         (422)             --             --               --             --
   Issuance of shares for
     professional fees in
     connection with the
     share exchange
     transaction                  2,504,000       2,504    5,631,496              --             --               --      5,634,000
   Consulting fees paid to
     former officers in
     connection with the
     share exchange
     transaction                         --          --     (200,000)             --             --               --       (200,000)
   Repayments from director              --          --           --              --        150,591               --        150,591
   Foreign currency
     translation adjustment              --          --           --              --             --           37,456         37,456
                            --------------------------------------------------------------------------------------------------------
Balance at June 30, 2001         19,938,266    $ 19,939   $5,940,398     ($7,403,755)      $ (8,716)         $49,627    $(1,402,507)
                            ========================================================================================================



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.


                  Interruption Television Inc. and Subsidiaries

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                       Years Ended June 30, 2001 and 2000
                           (Expressed in U.S. Dollars


                                                         2001          2000
                                                     ------------   ------------

Comprehensive income (loss)
     Net loss                                        $(6,730,701)   $  (755,612)
     Other comprehensive income (loss), net of tax
         Foreign currency translation adjustment          37,456         12,171
                                                     ------------   ------------

COMPREHENSIVE INCOME (LOSS)                          $(6,693,245)   $  (743,441)
                                                     ============   ============



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.


                  Interruption Television Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              Years Ended June 30,
                           (Expressed in U.S. Dollars)

                                                                       2001           2000
                                                                   ------------   ------------
OPERATING ACTIVITIES
Net loss                                                           ($6,730,701)   $  (755,612)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization of fixed assets                      12,265          8,320
     Amortization of capitalized production costs                      143,601        159,958
     Noncash interest expense                                          161,220         44,662
     Issuance of stock in exchange for services                      5,634,000             --
     Changes in operating assets and liabilities:
       Accounts receivable, net                                        102,872        (97,716)
       Prepaid assets                                                  (19,997)        (1,128)
       Capitalized production costs                                     (4,484)      (321,364)
       Loan receivable from related party                              (12,000)            --
       Accounts payable                                                  4,634         11,593
       Accrued expenses                                                 99,311         14,009
       Interest payable                                                 61,750             --
       Income taxes payable                                            (35,380)        (7,310)
       Due from Director                                               150,591         47,638
                                                                   ------------   ------------
Net cash used in operating activities                                 (432,318)      (896,950)
                                                                   ------------   ------------

INVESTING ACTIVITIES
Purchase of property and equipment                                     (19,463)        (9,798)
                                                                   ------------   ------------
Net cash used in investing activities                                  (19,463)        (9,798)
                                                                   ------------   ------------

FINANCING ACTIVITIES
Proceeds from issuance of common stock                                      --        320,401
Proceeds from loans payable                                            380,007        674,978
Payment of consulting fees to former officers  in connection
    with share exchange transaction                                   (100,000)            --
Proceeds from loans payable to officer                                  33,516             --
                                                                   ------------   ------------
Net cash provided by financing activities                              313,523        995,379
                                                                   ------------   ------------

Effect of exchange rates on cash and cash equivalents                   37,456         12,171
                                                                   ------------   ------------

Net (decrease) increase in cash and cash equivalents                  (100,802)       100,802
Cash and cash equivalents at beginning of year                         100,802             --
                                                                   ------------   ------------
Cash and cash equivalents at end of year                           $        --    $   100,802
                                                                   ============   ============

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES
  Issuance of note payable for consulting fees to former
     officers in connection with share exchange                    $   100,000             --
                                                                   ============   ============
Issuance of warrant                                                         --    $   205,882
                                                                   ============   ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                  Interruption Television Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       Years Ended June 30, 2001 and 2000
                           (Expressed in U.S. Dollars)


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Interruption Television Inc. ("ITTV") was incorporated in the State of Nevada on January 29, 1997. On July 10, 2000, ITTV changed its name from Time Financial Services, Inc. to Interruption Television Inc. As of July 20, 2000, ITTV maintains its head office in Singapore where it coordinates sales, marketing, purchasing and administrative functions.

During the period from April 1, 1997 to July 19, 2000, ITTV was engaged in marketing financial information systems, software and on-line subscription financial data through a wholly owned subsidiary Time Lending, California. On July 19, 2000, ITTV sold and transferred all assets and liabilities and all shares of Time Lending, California to a third party buyer.

On July 20, 2000, ITTV acquired all of the issued and outstanding common stock of ITV, Inc. ("ITV") a Nevada corporation, which owns 100% of the shares of Interruption Television Pte Ltd. ("ITPL"), a company incorporated in Singapore, in exchange for 17,012,666 shares of ITTV's Common Stock, par value $0.001 (approximately 85% of the shares now outstanding), after the shareholders approved a one-for-three reverse stock split on July 20, 2000. The par value and the additional paid in capital were adjusted to reflect the reverse stock split and the difference in the par value between IPTL and ITTV. All share and per share information presented have been adjusted for the reverse stock split. An additional 2,504,000 shares were issued to several persons instrumental in the acquisition as consulting fees on July 20, 2000.

ITPL is principally engaged in the conceptualization and production of television programs for worldwide distribution across multiple media platforms. Additionally, ITPL drives traffic from its branded programs on traditional television medium to multiple media platforms and seeks sponsorship opportunities for this traffic. ITPL has also entered into a strategic alliance with another media producer. ITPL licenses content from the producer that it combines with content suitable to sponsors for distribution in specified regions.

     ACQUISITION BY INTERRUPTION TELEVISION, INC.

The acquisition on July 20, 2000, of ITV (accounting acquirer) by ITTV (non-operating shell) is considered in substance to be a capital transaction and is accounted for as a reverse acquisition, except that no goodwill or other intangible assets have been recorded. On this basis, the historical financial statements as of and prior to July 20, 2000 represent the operations of ITV, Inc. and its wholly owned subsidiary ITPL.

                  Interruption Television Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       Years Ended June 30, 2001 and 2000
                           (Expressed in U.S. Dollars)


NOTE 1 (CONTINUED)

     MAJOR CUSTOMERS

     ITPL had three major customers, which accounted for 67%, 15% and 14% of its sales in 2001, and 54%, 30% and 11% in 2000.

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the assets, liabilities and results of operations of ITTV and its wholly-owned subsidiaries, ITV and ITPL (collectively the "Company"). All inter-company accounts and transactions have been eliminated. Certain account balances from prior year have been reclassified for presentation.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.

     PROPERTY AND EQUIPMENT

     Property and equipment is recorded at cost. Depreciation is provided over the estimated useful lives of the related assets using primarily the straight - line method. The estimated useful lives for office equipment, furniture and fixtures, and leasehold improvements are three to five years.

     CAPITALIZED PRODUCTION COSTS

     Costs to produce films are capitalized as production costs and are amortized using the individual-film-forecast computation method in accordance with Statement of Financial Accounting Standards No. 53 ("SFAS No. 53"), FINANCIAL REPORTING BY PRODUCERS AND DISTRIBUTORS OF MOTION PICTURE FILMS.

                  Interruption Television Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       Years Ended June 30, 2001 and 2000
                           (Expressed in U.S. Dollars)


NOTE 2 (CONTINUED)

     INCOME TAXES

     The Company accounts for income taxes under Statement of Financial Accounting Standard No. 109 ("SFAS No. 109"), ACCOUNTING FOR INCOME TAXES. Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

     REVENUE RECOGNITION

     The principal activities of the Company are to provide talent for media industries and produce commercials and television programs. Revenues from commercials are recognized upon delivery of the commercials and acceptance by the customers. Revenues from licensed programs are recognized when the programs air in accordance with SFAS No. 53.

     FOREIGN CURRENCY TRANSLATION

     The Company has determined that the local currency is the functional currency for ITPL which is located outside of the United States of America, and accounts for foreign currency translation in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." Asset and liability accounts are translated at the exchange rate in effect at year-end, and income accounts are translated at the average rates of exchange prevailing during the year. The United States dollar effect that arises from translating the net assets of ITPL is recorded in the accumulated other comprehensive loss arising from cumulative translation adjustment account net of tax effect if any, a separate component of stockholders' equity. Foreign currency transaction gains and losses are recorded in the consolidated statements of operations.

                  Interruption Television Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       Years Ended June 30, 2001 and 2000
                           (Expressed in U.S. Dollars)


NOTE 2 (CONTINUED)

     COMPUTATION OF NET LOSS PER COMMON SHARE

     Earnings per share are calculated under the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share." SFAS No. 128 requires the presentation and disclosure of basic earnings per share, and, if applicable, diluted earnings per share. Net loss per common share of the Company is computed using the weighted average number of common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon exercise of stock warrants (using the treasury stock method) and convertible debt. Potential common shares outstanding have not been included in the computation of diluted loss per share for all periods presented, as their effect is anti-dilutive.

     RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which was amended by SFAS No. 138. SFAS No. 138 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 138 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Management believes that the impact of adopting this statement will not have a significant effect on its consolidated financial position or results of operations.

     In June 2000, FASB issued Statement of Financial Accounting Standards No. 139 ("SFAS No. 139"), RESCISSION OF FASB STATEMENT NO. 53 AND AMENDMENTS TO FASB STATEMENTS NO. 63, 89, AND 121, which rescinds SFAS No. 53. SFAS No. 139 requires an entity such as the Company that is a producer or distributor of films to follow the guidance in Statement of Position 00-2 ("SOP 00-2"), ACCOUNTING BY PRODUCERS AND DISTRIBUTORS OF FILMS, issued by the American Institute of Certified Public Accountants. Management believes that the adoption of SFAS No. 139 and SOP 00-2, which are effective for the Company for fiscal year 2002, will not have any material impact on the Company's financial statements.

                  Interruption Television Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       Years Ended June 30, 2001 and 2000
                           (Expressed in U.S. Dollars)


NOTE 2 (CONTINUED)

     USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     RECLASSIFICATIONS

     Certain amounts in the prior year's consolidated financial statements and related notes have been reclassified to conform to the current year's presentation.


NOTE 3 - PREPAID ASSETS

At June 30, 2001, the balance of prepaid assets consisted of the following:

         Deposits                                              $19,280
         Prepayments                                            11,688
                                                       -------------------
                                                               $30,968
                                                       ===================


NOTE 4 - PROPERTY AND EQUIPMENT

At June 30, 2001, property and equipment were comprised of the following:

              Office equipment                                    $44,381
              Furniture and fixtures                               12,551
              Leasehold improvements                                2,370
                                                             -----------------
                                                                   59,302
              Less accumulated depreciation and amortization       24,024
                                                             -----------------
                                                                  $35,278
                                                             =================

                  Interruption Television Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       Years Ended June 30, 2001 and 2000
                           (Expressed in U.S. Dollars)


NOTE 4 (CONTINUED)

Depreciation and amortization expense was $12,265 and $8,320 for the years ended June 30, 2001 and June 30, 2000, respectively.


NOTE 5 - LOAN RECEIVABLE FROM RELATED PARTY

During the year ended June 30, 2001, ITPL transferred funds to a related party in the United States to pay expenses incurred as a result of the acquisition. As of June 30, 2001, the Company has recorded a receivable from the related party to the extent that the cash transferred from ITPL was in excess of the cash remitted to vendors. The loan receivable is non-interest bearing and has no fixed terms of repayment.


NOTE 6 - DUE FROM DIRECTOR

The Company has made advances and loans to an Officer and Director of the Company. As of June 30, 2001, the balance of these advances and loan totaled $8,716. This amount is unsecured, non-interest bearing and has no fixed terms of repayment.


NOTE 7 - CAPITALIZED PRODUCTION COSTS

Capitalized production costs are comprised of direct labor, sub-contractors costs and an allocation of production overhead in developing commercial films for television. These costs are amortized using the individual-film-forecast-computation method in which amortization of each film is based on the same ratio that current gross revenues bear to anticipated total revenues of that film. Capitalized production costs that can not be recovered from related estimated future gross revenues are written off.

Amortization expense for the years ended June 30, 2001 and June 30, 2000 was $143,601 and $159,958, respectively, and is included in cost of sales.

                  Interruption Television Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       Years Ended June 30, 2001 and 2000
                           (Expressed in U.S. Dollars)


NOTE 8 - LOANS PAYABLE

Loans payable at June 30, 2001 consists of the following:

       Note payable, 9% per year, due November 25, 2000              $   500,000
       Notes payable to former shareholders, interest rate of
         12% per year, due November 20, 2000                             100,000
       Loan payable, interest payable of 8% per year beginning
         in fiscal 2001                                                  330,000
       Other ITPL non-interest bearing loans payable                     250,867
                                                                     -----------
                                                                     $ 1,180,867
                                                                     ===========

In May 2000, the Company issued a 9% convertible note payable ("the Note") in the amount of $500,000 due November 2000. The note holder had the option, at any time prior to the maturity date of the Note, to convert the Note and related unpaid interest into common stock at the greater of $3 or 75% of the closing bid price on the day prior to the date of Notice of Conversion. As additional consideration in connection with the Note, the Company issued a three year stock warrant to the convertible note holder to purchase 500,000 shares of the Company's common stock at 75% of the bid price on the day after the closing of the acquisition. The Company computed the fair value of the warrant of $205,882. The valuation resulted in a note discount and a corresponding increase to additional paid-in capital. The conversion option was not exercised by the note holder during the option period which expired in November 2000. As of June 30, 2001, the note is in default. The Note is secured by the production film library owned by ITPL. Management has entered into negotiations with the note holder to settle the note payable. No guarantee can be made with respect to the outcome of these negotiations.

On July 20, 2000, the Company issued two unsecured notes payable in the aggregate amount of $100,000 to former shareholders of the Company as compensation for consulting services rendered in connection with the transaction. The notes were due October 20, 2000 and if the notes were not paid in full by that date, interest commences at 12% per year. As of June 30,

                  Interruption Television Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       Years Ended June 30, 2001 and 2000
                           (Expressed in U.S. Dollars)

NOTE 8 (CONTINUED)

2001, the notes are in default. The notes also require the Company to issue 3,750 shares per month to each note holder after October 20, 2000 until such time as the notes are paid. Although the Company has not issued any shares in connection with this agreement, but it has accrued for 67,500 shares with fair value of $68,500 as interest expense and is included in accrued liabilities as of June 30, 2001. Management has entered into negotiations with the note holders to extend or modify the terms of the notes. No guarantee can be made with respect to the outcome of these negotiations.

The Company owes $330,000 to current shareholders of ITTV who are former shareholders of ITPL. This loan has no fixed repayment date and is secured by the assets of ITPL not otherwise pledged to third parties for notes and loans. Interest is payable in the amount of 8% per year and the principal and interest are payable in Singapore dollars.

At June 30, 2001, other ITPL loans payable totaled to $250,867, of which $25,000 was an unsecured payable and $225,867 was secured by the accounts receivable of ITPL.

For the year ended June 30, 2001, total interest expense on loans payable amounted to $90,440, of which $61,750 was accrued as of June 30, 2001. There was no interest expense for the year ended June 30, 2000.

NOTE 9 - INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At June 30, 2001, the Company's total deferred tax asset derived from net operating loss benefit was approximately $2,300,000, which was fully reserved with valuation allowances. At June 30, 2001, the Company has carryforward loss of approximately $6,700,000, which is available to offset future taxable income and will expire in 2021.

                  Interruption Television Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       Years Ended June 30, 2001 and 2000
                           (Expressed in U.S. Dollars)


NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company leases office space under an operating lease agreement. Rental expense for office space was $94,454 and $59,390 for the years ended June 30, 2001 and 2000, respectively. There were no future minimum lease payments under the operating lease as of June 30, 2001.

A number of ITPL's creditors have brought legal actions against ITPL in Singapore for unpaid invoices. All the these invoices have been accrued for and were included in accounts payable in the consolidated balance sheet as of June 30, 2001.

NOTE 11 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's continuing operating losses and insufficient cash flow to meet its operating needs are factors, among others, which may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability. The Company continues to negotiate with companies to license its ITTV branded programs utilizing a more beneficial pricing structure for the Company. The Company is also seeking capital infusion from private investors. Although the Company believes that there are several attractive opportunities to pursue, there is no guarantee that the Company will be successful in earning or raising all or a portion of the necessary funds.

The Company is planning to sell its assets to several of its major shareholders of who are also key officers of the Company, pursuant to an asset purchase agreement which is currently under negotiation. Although a final agreement has not yet been reached, as presently contemplated, it would amount to a change of control in the Company as the key officers and several other significant shareholders would cease to be shareholders of the Company.