Form 10QSB
period 2001-09-30
INTERRUPTION TELEVISION INC
filed 2001-11-19
CIK 833837

               QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

Issuer's telephone number (65) 327 1090

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes__X__. No____.

         State the number of shares outstanding of each of issuer's classes of common equity, as of the latest practicable date: 19,938,266 shares common stock, par value $0.001

Transitional Small Business Disclosure Format. Yes___  No__X__.

                           INTERRUPTION TELEVISION INC

                                      INDEX

                                                                            PAGE
                                                                            ----

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Consolidated Balance Sheet at March 31, 2000 and June 30, 2000                4

Consolidated Statement of Income for the three months ended
September 30, 2001 and 2000                                                   3

Consolidated Statements of Cash Flows for the three months
ended September 30, 2001 and 2000                                           5-6

Notes to Consolidated Financial Statements                                 7-10

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS                                                                16-18

PART II -OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS                                                   19

ITEM 2 - CHANGES IN SECURITIES                                               19

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                     19

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS                                                    19

ITEM 5 - OTHER INFORMATION                                                   19

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                    19

SIGNATURE PAGE                                                               20


                  Interruption Television Inc. and Subsidiaries

                      UNAUDITED CONSOLIDATED BALANCE SHEET

                               September 30, 2001
                           (Expressed in U.S. Dollars)


                                     ASSETS

   Cash and cash equivalents                                             $       579
   Accounts receivable, net of allowance for doubtful accounts of $916         1,411
   Prepaid assets                                                             57,353
   Loan receivable from related party                                         12,000
   Property and equipment, net of accumulated depreciation and
     amortization of $27,911                                                  33,413
   Capitalized production costs, net of accumulated amortization
     of $303,559                                                             237,331
                                                                         ------------
           Total assets                                                  $   342,087
                                                                         ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
   Liabilities:
     Accounts payable                                                    $   299,312
     Accrued expenses                                                         52,083
     Deferred revenues                                                       102,273
     Interest payable                                                        163,100
     Income taxes payable                                                     47,097
     Notes payable to third parties                                        1,200,669
     Loans payable to shareholders and officer                                34,659
                                                                         ------------
           Total liabilities                                               1,899,193

Commitments and contingencies

Stockholders' equity (deficit):
   Preferred stock, 100,000 shares authorized, none issued                         -
   Common stock, $.001 par value per share, 50,000,000 shares
     authorized, 19,938,266 shares issued and outstanding                     19,939
   Additional paid-in capital                                              5,940,398
   Accumulated deficit                                                    (7,534,460)
   Due from officer/director                                                  (9,422)
   Accumulated other comprehensive income arising from foreign
     currency translation adjustment                                          26,439
                                                                         ------------
Total stockholders' equity (deficit)                                      (1,557,106)
                                                                         ------------
           Total liabilities and stockholders' equity (deficit)          $   342,087
                                                                         ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.


                  Interruption Television Inc. and Subsidiaries

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

             For the three months ended September 30, 2001 and 2000
                           (Expressed in U.S. Dollars)


                                                         -----------------------------
                                                              2001           2000
                                                         -----------------------------
Net sales                                                $      1,411   $       7,144
Cost of sales                                                     598         192,920
                                                         -------------   -------------
Gross margin (loss)                                               543        (185,776)

Operating expenses:
   General and administrative                                  95,440         163,454
   Depreciation and amortization                                3,034           3,190
                                                         -------------   -------------
Total operating expenses                                       98,474         166,644

Loss from operations                                          (97,931)       (352,420)

Other income (expense):
   Consulting fees associated with share exchange
     transaction                                                    -      (5,634,000)
   Interest expense                                           (32,774)       (112,764)
   Other income                                                     -               -
                                                         -------------   -------------

Loss before income taxes                                     (130,705)     (6,099,184)

Income tax benefits                                                 -               -
                                                         -------------   -------------
Net loss                                                 $   (130,705)   $ (6,099,184)
                                                         =============   =============

                                                         =============   =============
Net loss per common share - basic and diluted            $      (0.01)   $      (1.28)
                                                         =============   =============

Weighted average number of common shares
    outstanding - basic and diluted                        19,938,267       4,774,776
                                                         =============   =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                  Interruption Television Inc. and Subsidiaries

        UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

             For the three months ended September 30, 2001 and 2000
                           (Expressed in U.S. Dollars)

                                                         2001          2000
                                                     ------------  -------------

Comprehensive income (loss)
     Net loss                                        $  (130,705)  $ (6,099,184)
     Other comprehensive income (loss), net of tax
         Foreign currency translation adjustment         (23,188)             1
                                                     ------------  -------------

COMPREHENSIVE INCOME (LOSS)                          $  (153,893)  $ (6,099,183)
                                                     ============  =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.


                  Interruption Television Inc. and Subsidiaries

          UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS For the three months ended September 30, 2001 and 2000
                           (Expressed in U.S. Dollars)

                                                                       2001           2000
                                                                   ------------   ------------
OPERATING ACTIVITIES
Net loss                                                           ($  130,705)   $(6,099,184)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization of fixed assets                       3,034          3,190
     Amortization of capitalized production costs                            -              -
     Issuance of stock in exchange for services                              -      5,634,000
     Changes in operating assets and liabilities:
       Accounts receivable, net                                          3,152         27,022
       Prepaid assets                                                  (26,385)       (31,937)
       Capitalized production costs                                     (7,824)        48,598
       Loan receivable from related party                                    -              -
       Accounts payable                                                 29,483        (59,047)
       Accrued expenses                                                (71,233)        20,641
       Deferred revenues                                               102,273              -
       Interest payable                                                101,350        112,764
       Income taxes payable                                              1,552              -
       Due from Director                                                     -         (3,051)
                                                                   ------------   ------------
Net cash used in operating activities                                    4,697       (347,004)
                                                                   ------------   ------------

INVESTING ACTIVITIES
Purchase of property and equipment                                      (1,169)       (14,525)
                                                                   ------------   ------------
Net cash used in investing activities                                   (1,169)       (14,525)
                                                                   ------------   ------------

FINANCING ACTIVITIES
Change in loans to third parties                                        19,802              -
Increase in loans payable                                                1,143        339,882
Payment of consulting fees to former officers in connection
    with share exchange transaction                                          -       (100,000)
Change in loans payable to officer                                        (706)             -
                                                                   ------------   ------------
Net cash provided by financing activities                                1,143        239,882

                                                                   ------------   ------------

Effect of exchange rates on cash and cash equivalents                  (23,188)             1
                                                                   ------------   ------------

Net (decrease) increase in cash and cash equivalents                       579       (121,646)
Cash and cash equivalents at beginning of year                               -        100,802
                                                                   ------------   ------------
Cash and cash equivalents at end of year                           $       579    $   (20,844)
                                                                   ============   ============

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES Issuance of note payable for consulting fees to former
     officers in connection with share exchange                    $         -    $   100,000
                                                                   ============   ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                  Interruption Television Inc. and Subsidiaries

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

             For the three months ended September 30, 2001 and 2000
                           (Expressed in U.S. Dollars)

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

                  Interruption Television Inc. and Subsidiaries

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

             For the three months ended September 30, 2001 and 2000
                           (Expressed in U.S. Dollars)

NOTE 1 (CONTINUED)

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the assets, liabilities and results of operations of ITTV and its wholly-owned subsidiaries, ITV and ITPL (collectively the "Company"). All inter-company accounts and transactions have been eliminated. Certain account balances from prior year have been reclassified for presentation.

INTERIM FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements reflect all adjustments, which are normal and recurring in nature, and which, in the opinion of management, are necessary to a fair statement of the financial position as of September 30, 2001 and results of operations for the three months ended September 30, 2001 and 2000. These unaudited consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                  Interruption Television Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the three months ended September 30, 2001 and 2000
                           (Expressed in U.S. Dollars)

NOTE 2 (CONTINUED)

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

                  Interruption Television Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the three months ended September 30, 2001 and 2000
                           (Expressed in U.S. Dollars)

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

                  Interruption Television Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the three months ended September 30, 2001 and 2000
                           (Expressed in U.S. Dollars)

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

RECLASSIFICATIONS

Certain amounts in the prior year's unaudited consolidated financial statements And related notes have been reclassified to conform to the current year's presentation.

NOTE 3 - PROPERTY AND EQUIPMENT

At September 30, 2001, property and equipment were comprised of the following:

              Office equipment                                     $46,894
              Furniture and fixtures                                12,979
              Leasehold improvements                                 2,451
                                                                   --------
                                                                    61,324
              Less accumulated depreciation and amortization        27,911
                                                                   --------
                                                                   $33,413
                                                                   ========

                  Interruption Television Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the three months ended September 30, 2001 and 2000
                           (Expressed in U.S. Dollars)

NOTE 3 (CONTINUED)

Depreciation and amortization expense was $3,101 and $7,000 for the three months ended September 30, 2001 and 2000, respectively.

NOTE 4 - DUE FROM DIRECTOR

The Company has made advances and loans to an Officer and Director of the Company. As of September 30, 2001, the balance of these advances and loan were fully repaid.

NOTE 5 - CAPITALIZED PRODUCTION COSTS

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

There was no amortization expense for the three months ended September 30, 2001 and 2000 included in cost of sales.

                  Interruption Television Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the three months ended September 30, 2001 and 2000
                           (Expressed in U.S. Dollars)

NOTE 6 - LOANS PAYABLE

Loans payable at September 30, 2001 consists of the following:

       Note payable, 9% per year, due November 25, 2000             $   500,000
       Notes payable to former shareholders, interest rate of
         12% per year, due November 20, 2000                            100,000
       Loan payable, interest payable of 8% per year beginning
         in fiscal 2001                                                 330,000
       Other ITPL non-interest bearing loans payable                    270,669
                                                                    ------------
                                                                    $ 1,200,669
                                                                    ============

In May 2000, the Company issued a 9% convertible note payable ("the Note") in the amount of $500,000 due November 2000. The note holder had the option, at any time prior to the maturity date of the Note, to convert the Note and related unpaid interest into common stock at the greater of $3 or 75% of the closing bid price on the day prior to the date of Notice of Conversion. As additional consideration in connection with the Note, the Company issued a three year stock warrant to the convertible note holder to purchase 500,000 shares of the Company's common stock at 75% of the bid price on the day after the closing of the acquisition. The Company computed the fair value of the warrant of $205,882. The valuation resulted in a note discount and a corresponding increase to additional paid-in capital. The conversion option was not exercised by the note holder during the option period which expired in November 2000. As of September 30, 2001, the note is in default. The Note is secured by the production film library owned by ITPL. Management has entered into negotiations with the note holder to settle the note payable. No guarantee can be made with respect to the outcome of these negotiations.

On July 20, 2000, the Company issued two unsecured notes payable in the aggregate amount of $100,000 to former shareholders of the Company as compensation for consulting services rendered in connection with the transaction. The notes were due October 20, 2000 and if the notes were not paid in full by that date, interest commences at 12% per year. As of September 30,

                  Interruption Television Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the three months ended September 30, 2001 and 2000
                           (Expressed in U.S. Dollars)

NOTE 6 (CONTINUED)

2001, the notes are in default. The notes also require the Company to issue 3,750 shares per month to each note holder after October 20, 2000 until such time as the notes are paid. Although the Company has not issued any shares in connection with this agreement, but it has accrued for 90,000 shares with fair value of $80,350 and $11,850 included in accrued liabilities and interest expense, respectively, as of September 30, 2001. Management has entered into negotiations with the note holders to extend or modify the terms of the notes. No guarantee can be made with respect to the outcome of these negotiations.

The Company owes $330,000 to current shareholders of ITTV who are former shareholders of ITPL. This loan has no fixed repayment date and is secured by the assets of ITPL not otherwise pledged to third parties for notes and loans. Interest is payable in the amount of 8% per year and the principal and interest are payable in Singapore dollars.

At September 30, 2001, other ITPL loans payable totaled to $270,669, of which $45,000 was an unsecured payable and $225,669 was secured by the accounts receivable of ITPL.

For the three month periods ended September 30, 2001 and 2000, total interest expense on loans payable amounted to $32,774 and $112,764, respectively.

                  Interruption Television Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the three months ended September 30, 2001 and 2000
                           (Expressed in U.S. Dollars)

NOTE 7 - GOING CONCERN

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

ITEM 2. MANANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 (FISCAL 2002 AND FISCAL 2001)

GROSS LOSS

In Fiscal 2001, the Company implemented a new revenue model that focused on driving market share and traffic to build the ITTV brands. The Company focused on sponsorship rather than a traditional revenue model of generating fees from the licensing of its content to network and cable operators. As a result, for the three months ended September 30, 2000, the gross loss was $185,776. In the three months ended September 30, 2001, the Company generated a modest $543 gross margin.

OPERATING EXPENSES

Operating expenses decreased $68,170 to $98,474 from $166,644 in Fiscal 2002 compared to Fiscal 2001. The decrease was due to a staff cutback as a result of lower than expected sponsorship sales.

OTHER INCOME (EXPENSE)

In Fiscal 2001, the Company recognized expense of $5,634,000 related to stock issued for compensation related to the Share Exchange. The Company issued 2,504,000 at July 20, 2000 at a then market price of the Company's common shares of $2.25 per share. The fair market value of those shares issued was charged to expense. The Company incurred an additional $200,000 in expenses related to the Share Exchange. These costs were charged to additional paid in capital.

Interest expense increased to $32,774 during Fiscal 2002 as the Company began to incur interest costs associated with its 9% $500,000 convertible note payable which is currently in default. Interest expense was $112,764 during Fiscal 2001 due primarily to the amortization of the discount on the convertible issued.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001, the Company has limited cash available for operating, investing or financing. The Company's most significant asset is the value of the capitalized film library recorded as an asset on the books of $237,331. During the three months ended September 30, 2001, the Company received $102,273 in deferred revenues and used all of those resources in its operating activities leaving no cash on hand at September 30, 2001.

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

QUARTERLY REVIEWS

The Company's 10-QSB filing for the period ended September 30, 2001 was not reviewed by its independent certified public accountants in accordance with Statement of Auditing Standards No. 71, "Interim Financial Information", as required by the Securities and Exchange Commission.

                                     PART II
ITEM 1. LEGAL PROCEEDINGS

We are currently a party to two significant legal proceedings in Singapore. Specifically, an action has been brought against us by Fuji Xerox, a vendor, for unpaid invoices due in the amount of S$71,407 (approximately USD $39,273.85) and a judgment has been entered against us by Asia Broadcasting in the amount of S$57,087 (approximately USD $31,397.85). Although, except as disclosed in Form 10-KSB, Filed on October 29, 2001, we are not aware of any other significant legal proceedings as of September 30, 2001, or as of the date of this filing, in the normal course of business we may be involved in various legal proceedings which may adversely impact our operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

In May 2000, the Company issued a 9% convertible note payable ("the Note") in the amount of $500,000 due November 2000. The note holder had the option, at any time prior to the maturity date of the Note, to convert the Note and related unpaid interest into common stock at the greater of $3 or 75% of the closing bid price on the day prior to the date of Notice of Conversion. As additional consideration in connection with the Note, the Company issued a three year stock warrant to the convertible note holder to purchase 500,000 shares of the Company's common stock at 75% of the bid price on the day after the closing of the acquisition. The conversion option was not exercised by the note holder during the option period which expired in November 2000. As of September 30, 2001, the full balance of the note is in default. The Note is secured by the production film library owned by ITPL. Management has entered into negotiations with the note holder to settle the note payable. No guarantee can be made with respect to the outcome of these negotiations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as part of this report.

      3.1*  Articles of Incorporation
      3.2*  Certificate of Amendment of Articles of Incorporation

* - Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended June 30, 2001 filed with the Commission on October 29, 2001.

(b) Reports of Form 8-K

    No reports on Form 8-K were filed during the first quarter of Fiscal 2002.

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on behalf by the undersigned, thereunto duly authorized.

                                               Interruption Television, Inc.

Date: November 19, 2001                         By: /s/ JACK THOMSEN
                                                   -----------------------------
                                                   Jack Thomsen
                                                   President and CFO

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                        Title                            Date

/s/ JACK THOMSEN             President and                 November 19, 2001
-------------------             CFO
Jack Thomsen

/s/ JEFFREY LIM              Secretary & Director          November 19, 2001
---------------
Jeffrey Lim