Form 10QSB
period 2001-12-31
INTERRUPTION TELEVISION INC
filed 2002-02-14
CIK 833837

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 2001.

[   ]   TRANSITION REPORT PURSUANT SECTION 13 OF 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from ___________ to ________________

                       Interruption Television Inc.
           (Exact name of small business as specified in its charter)

            Nevada                                          199706706N
---------------------------------                       ----------------
  (State or other jurisdiction                            (IRS Employer
of incorporation or organization)                       Identification No.)

                        4675 MacArthur Court, Suite 1570
                            Newport Beach, Ca. 92660
                    (Address of principal executive offices)

                                 (949) 253 8666
                           (Issuer's telephone number)

                              11 Ann Siang Road
                              Singapore, 069691
                      -------------------------------
                               Former address

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.

Yes        No
----      ----
 X
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable dated: 31 December 2001, 2,925,687 shares

Transitional Small Business Disclosure Format (check one):

Yes        No
----      ----
           X

                           INTERRUPTION TELEVISION INC

                                      INDEX

                                                                            PAGE
                                                                            ----

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Statement of Income for the three months and six months ended
  December 31, 2001 and 2000 and cumulative from inception                    3

Balance Sheet at December 31, 2001 and June 30, 2001                          4

Statements of Cash Flows for the six months ended December 31,                5
  2001 and 2000 and cumulative from inception

Statement of Stockholders' equity                                             6

Notes to Financial Statements                                               7-8

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                  9

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS                                                   10

ITEM 2 - CHANGES IN SECURITIES                                               10

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                     10

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 10

ITEM 5 - OTHER INFORMATION                                                   10

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                    10

SIGNATURE PAGE                                                               11

                                      INTERRUPTION TELEVISION, INC.
                                      (A DEVELOPMENT STAGE COMPANY)
                          ----------------------------------------------------
                                     STATEMENT OF INCOME (UNAUDITED)
                         -------------------------------------------------------
                FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000 AND
                                        CUMULATIVE FROM INCEPTION
                                                                                            Cumulative
                                                                                              from
                                                                                            inception
                                For the        For the         For the       For the         January
                               six months     six months     three months  three months      29, 1997
                                 ended           ended          ended          ended            to
                                December        December       December       December       December
                                31, 2001        31, 2000       31, 2001       31, 2000       31, 2001
                               ------------   ------------   ------------   ------------   ------------
Net sales                      $        --    $        --    $        --    $        --    $        --

Expenses
  Filing fees                        1,000             --          1,000             --          1,000
  Other office                       5,000          2,504          5,000             --          7,926
                               ------------   ------------   ------------   ------------   ------------
Total expenses                       1,000          2,504             --             --          8,926
                               ------------   ------------   ------------   ------------   ------------

Loss before interest, loss
on disposition of assets and
income tax                          (6,000)        (2,504)        (6,000)            --         (8,926)

Interest expense                    25,265         23,098         12,774         11,678         76,270

Loss on disposition of
assets November 15,2001            500,000             --        500,000             --        500,000
                               ------------   ------------   ------------   ------------   ------------

Loss before income tax            (531,265)       (25,602)      (518,774)       (11,678)      (585,196)

Provision for income taxes
                               ------------   ------------   ------------   ------------   ------------

Net loss                       $  (531,265)   $   (25,602)   $  (518,774)   $   (11,678)   $  (585,196)
                               ============   ============   ============   ============   ============

Earnings per share basic and
diluted                        $    (0.182)   $    (0.009)   $    (0.176)   $    (0.004)   $    (0.200)
                               ============   ============   ============   ============   ============

Weighted average of shares
outstanding                      2,925,687      2,925,687      2,925,687      2,925,687      2,925,687
                               ============   ============   ============   ============   ============

               The accompanying notes are an integral part of these financial statements.


                               INTERRUPTION TELEVISION, INC.
                               (A DEVELOPMENT STAGE COMPANY)
                     -------------------------------------------------
                                 BALANCE SHEET (UNAUDITED)
                          --------------------------------------
                            DECEMBER 31, 2001 AND JUNE 30, 2001
                                                                December 31,    June 30,
                                                                    2001          2001
                                                                 ----------    ----------
ASSETS

Investment in subsidiaries                                       $      --     $ 820,013
                                                                 ----------    ----------

Total assets                                                     $      --     $ 820,013
                                                                 ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable                                               $   6,000     $      --
  Loan payable                                                     500,000       500,000
  Interest payable                                                  76,270        51,005
                                                                 ----------    ----------

Total current liabilities                                          582,270       551,005

Shareholders' equity
Preferred common stock 10,000,000 shares authorized, none issued

Common stock 100,000,000 shares authorized par
   value $0.001, 2,925,687 issued and outstanding
   at December 31 and 19,938,353 issued and
   outstanding at June 30, 2001
     Par value                                                       2,926        19,939
     Paid in capital                                                    --       303,000
     Retained deficit                                             (585,196)      (53,931)
                                                                 ----------    ----------
Total shareholders' equity                                        (582,270)     (269,008)

Total liabilities and shareholders' equity                       $      --     $ 820,013
                                                                 ==========    ==========

        The accompanying notes are an integral part of these financial statements.

                                            4

                            INTERRUPTION TELEVISION, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                 ---------------------------------------------------
                         STATEMENTS OF CASH FLOWS (UNAUDITED)
             -----------------------------------------------------------
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000 AND
                              CUMULATIVE FROM INCEPTION

                                                 For the      For the    From inception
                                                six months   six months    January
                                                  ended        ended      29, 1997 to
                                                 December     December     December
                                                 31, 2001     31, 2000     31, 2001
                                                ----------   ----------   ----------
Cash flows from operating activities:
Net Income (loss)                               $(531,265)   $ (25,602)   $(585,196)
Shares issued for services                                       2,504        2,504
Loss on disposition of assets                     500,000                   500,000

Increase (decrease) in operating liabilities:
Accounts payable                                    6,000           --        6,000
Interest payable                                   25,265       23,098       76,270
                                                ----------   ----------   ----------
Cash flows used in operating activities
                                                       --           --         (422)

Cash flows from financing activities:
Shares issued for cash                                 --           --          422

Cash at the beginning of period                        --           --           --
                                                ----------   ----------   ----------

Cash at the end of period                       $      --    $      --    $      --
                                                ==========   ==========   ==========

Cash paid for interest and taxes
  Interest                                      $      --    $      --    $      --
  Taxes                                         $      --    $      --    $      --

      The accompanying notes are an integral part of these financial statements.

                                          5

                                 INTERRUPTION TELEVISION, INC.
                                 (A DEVELOPMENT STAGE COMPANY)
                      ---------------------------------------------------
                         STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                  -----------------------------------------------------------
                              FROM INCEPTION TO DECEMBER 31, 2001
                                         Capital stock
                                 -----------------------------     Paid in         Retained
                                     Shares       Par value        capital          deficit
                                 -------------   -------------   -------------   -------------
Balance January 29, 1997              421,687    $        422    $         --    $         --

Net loss                                                                                 (422)
                                 -------------   -------------   -------------   -------------
Balance at June 30, 1997, 1998
and 1999                              421,687             422                            (422)

Net loss                                                                               (3,750)
                                 -------------   -------------   -------------   -------------
Balance at June 30, 2000              421,687             422                          (4,172)

Stock issued to acquire ITV,
Inc. and subsidiaries at July
20, 2000                           17,012,666          17,013         303,000

Stock issued for
consulting services in
connection with acquisition
of July 20, 2000 at nominal
par value                           2,504,000           2,504

Net loss                                                                              (49,759)
                                 -------------   -------------   -------------   -------------
Balance at June 30, 2001           19,938,353          19,939         303,000         (53,931)

Disposition of ITV, Inc
and subsidiaries at
November 15, 2001                 (17,012,666)        (17,013)       (303,000)

Net loss                                                                             (531,265)
                                 -------------   -------------   -------------   -------------

Balance at December 31, 2001
                                    2,925,687    $      2,926    $         --    $   (585,196)
                                 =============   =============   =============   =============

           The accompanying notes are an integral part of these financial statements.

                                               6

                          INTERRUPTION TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              ----------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                   ------------------------------------------
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2000
                                   (UNAUDITED)

1. HISTORY OF THE COMPANY

Interruption Television Inc. ("the Company") was incorporated in the State of Nevada January 29, 1997. During the period from April 1, 1997 to July 19, 2000 the Company was engaged in marketing financial information systems, software and on-line subscription financial data through a wholly owned subsidiary Time Lending, California. On July 19, 2000 the Company sold and transferred all assets and liabilities and all shares of Time Lending, California to a third party buyer becoming a shell corporation.

On July 20, 2000, the Company acquired all of the issued and outstanding common stock of ITV, Inc. ("ITV") a Nevada corporation, which owned 100% of the shares of Interruption Television Pte Ltd. a company incorporated in Singapore, in exchange for 17,012,666 shares of the Company's Common Stock of par value $0.001 each (approximately 85% of the shares then outstanding), after the shareholders approved a one for three reverse stock split on July 20, 2000, to the shareholders of the Company. An additional 2,504,000 shares were issued to several persons instrumental in the acquisition as consultant fees on July 20, 2000.

Interruption Television Pte Limited (ITPL), the operating company, was incorporated in Singapore, and was principally engaged in the conceptualisation and production of Television programs for worldwide distribution across multiple media platforms. Additionally, the Company drove traffic from its branded programs on traditional television medium to multiple media platforms and sought sponsorship opportunities for this traffic.

With effect from July 10, 2000, the Company changed its name from Time Financial Services, Inc. to Interruption Television Inc. As of July 20, 2000 the Company maintained its head office in Singapore where it coordinated sales, marketing, purchasing and administrative functions.

In connection with the acquisition of ITPL the Company borrowed $500,000 on May 20, 2000 that it lent to ITPL

On November 15, 2001 the Company entered into an Asset Purchase and Sale Agreement with certain shareholders whereby the shareholders purchased certain assets and liabilities in consideration for the transfer back of 17,012,666 shares of common stock that had been issued to them by the Company for the acquisition of ITV, Inc. on July 20, 2000. The Asset Purchase and Sale Agreement provided that the Company would retain the liability for the $500,000 borrowed and the interest accrued.

The result of this on November 15, 2001 is to leave the Company as a shell with no operations and a liability for the $500,000 loan plus interest.

2.       BASIS OF PRESENTATION

As explained above in the History of the Company, the Company currently has no operations. On this basis, the historical financial statements prior to November 15, 2001 represent the financial statements of Interruption Television, Inc. as a development stage company. Prior acquisitions and divestitures are not considered except to the extent to account for the activity for stock acquisition of ITV, Inc. and subsequent divestiture.

All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation.

The Auditors have not reviewed the financial statements.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company is expensing all start up expenses in accordance with AICPA Statements of Position 98-5.

The Company uses the asset and liability method of accounting for income taxes. The Company has not recorded the tax benefit of the net operating loss carry-forward since realization is not certain.

Earnings per share is computed using the weighted average number of common shares outstanding.

4.       RELALTED PARTY TRANSACTIONS

The officers and directors of the Company are the major shareholders. They receive no compensation for Company activity and the Company has reflected no expense in the statement of operations.

The Company has no rented office space but uses the offices of one of the shareholders at no cost to the Company.

5.     LOANS FROM THIRD PARTIES

The convertible note payable in the amount of $500,000 is at 9% interest. Per the Agreement for Re-Conveyance, Termination and Release of Pledge Property dated November 15, 2001 the holder agreed to terminate the security interest. The holder has the right to convert the sum of its note and accrued interest into shares of the Company at 75% of the closing bid price for the common stock on the day prior to the date of the notice of conversion and designate one or more Board of Directors members.

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

Overview of Company's Business:
As discussed in the notes to financial statements the Company currently has no activity. Current management is working to establish a new direction.

PART II- OTHER INFORMATION

ITEM 1- LEGAL PROCEEDINGS- NONE

ITEM 2- CHANGES IN SECURITIES

ITEM 3- DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The majority of the Company's shareholders and the Board of
          Directors approved on November 30, 2001 an amendment to the Articles of Incorporation, Article IV Capital Stock; increasing the aggregate number of shares authorized to One Hundred Ten Million (110,000,000) shares of which 100,000,000 are common shares at $0.001 par value and 10,000,000 are preferred shares at $0.001 par value. The amendment was filed with the Secretary of State on February 11, 2002.


ITEM 5- OTHER INFORMATION    NONE

ITEM 6- EXHIBITS
        8-K On November 30, 2001 the Company filed Form 8-K regarding the November 15, 2001 disposition of asset, Item 2.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Interruption Television, Inc.
                                    (Registrant)

Date: February 14, 2002             /s/ Jack A. Thomsen
                                    ----------------------------------

                                    Jack A. Thomsen
                                    ----------------------------------
                                          Treasurer