Form 10QSB
period 2002-03-31
INTERRUPTION TELEVISION INC
filed 2002-05-15
CIK 833837

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2002.

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

                        610 Newport Center Dr., Suite 830
                         Newport Beach, California 92660
                    (Address of principal executive offices)

                                 (949) 729-4666
                           (Issuer's telephone number)

                        4675 MacArthur Court, Suite 1570
                         Newport Beach, California 92660
                      -------------------------------
                                 Former address

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
           X

                           INTERRUPTION TELEVISION INC

                                      INDEX

                                                                            PAGE
                                                                            ----

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Statement of Operations for the three months and nine months ended
  March 31, 2002 and 2001 and cumulative from inception                       3

Balance Sheets at March 31, 2002 and June 30, 2001                            4

Statements of Cash Flows for the nine months ended March 31,                  5
  2002 and 2001 and cumulative from inception

Statement of Stockholders' equity                                             6

Notes to Financial Statements                                               7-8

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                  9

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS                                                   10

ITEM 2 - CHANGES IN SECURITIES                                               10

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                                     10

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 10

ITEM 5 - OTHER INFORMATION                                                   10

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                    10

SIGNATURE PAGE                                                               11

                                      INTERRUPTION TELEVISION, INC.
                                      (A DEVELOPMENT STAGE COMPANY)
                          ----------------------------------------------------
                                     STATEMENT OF OPERATIONS (UNAUDITED)
                         -------------------------------------------------------
                FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2002 AND 2001 AND
                                        CUMULATIVE FROM INCEPTION

                                                                                                          From
                                   Nine              Nine             Three            Three            inception
                                  months            months            months           months           January 29,
                                  ended              ended            ended             ended             1997 to
                                 March 31,          March 31,        March 31,         March 31,         March 31,
                                   2002               2001              2002              2001             2002
                                ------------      ------------      ------------      ------------      ------------
Revenues                        $         -       $         -       $         -       $         -       $         -

Expenses:
Accounting                            1,800                 -             1,800                 -             1,800
Filing fees                           3,336             2,504             2,336                 -             6,262
Legal                                 6,522                 -             1,522                 -             6,522
                                ------------      ------------      ------------      ------------      ------------
  Total expenses                     11,658             2,504             5,658                 -            14,584

Loss before interest, loss
on disposition of assets
and income taxes                    (11,658)           (2,504)           (5,658)                -           (14,584)
Interest expense                     38,329            35,041            13,064            11,943            89,334
                                ------------      ------------      ------------      ------------      ------------
Loss before loss on
disposition of assets and
income taxes                        (49,987)          (37,545)          (18,722)          (11,943)         (103,918)
Loss on disposition of
assets                              500,000                 -                 -                 -           500,000
Income taxes                              -                 -                 -                 -                 -
                                ------------      ------------      ------------      ------------      ------------
Net Loss                        $  (549,987)      $   (37,545)      $   (18,722)      $   (11,943)      $  (603,918)
                                ============      ============      ============      ============      ============

Earnings per share              $    (0.188)      $    (0.013)      $    (0.006)      $    (0.004)      $    (0.206)
                                ============      ============      ============      ============      ============
Weighted average number of
shares outstanding                2,925,687         2,925,687         2,925,687         2,925,687         2,925,687
                                ============      ============      ============      ============      ============

The accompanying notes are an integral part of these financial statements.

                          INTERRUPTION TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                -------------------------------------------------
                           BALANCE SHEETS (UN-AUDITED)
                     --------------------------------------
                        MARCH 31, 2002 AND JUNE 30, 2001



                                                  March 31, 2002   June 30, 2001
                                                  --------------   -------------
ASSETS
Other assets
  Investment in subsidiary                          $       -       $ 820,013
                                                    ----------      ----------

Total assets                                        $       -       $ 820,013
                                                    ==========      ==========


LIABILITES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                                  $   2,090       $       -
  Loans payable                                       500,000         500,000
  Accrued interest                                     89,334          51,005
  Shareholder loans                                     9,568               -
                                                    ----------      ----------
                                                      600,992         551,005

Shareholders' equity
  Preferred stock 10,000,000 shares authorized,
   none issued
  Common Stock 100,000,000 shares authorized par
   value $0.001, 2,925,687 shares issued and
   outstanding at March 31, 2002 and 19,938,353
   issued and outstanding at June 30, 2001
     Par value                                          2,926          19,939
     Paid in capital                                        -         303,000
   Retained deficit                                  (603,918)        (53,931)
                                                    ----------      ----------
   Shareholders' equity                              (600,992)        269,008

Total liabilities and shareholders' equity          $       -       $ 820,013
                                                    ==========      ==========

   The accompanying notes are an integral part of these financial statements.


                               INTERRUPTION TELEVISION, INC.
                               (A DEVELOPMENT STAGE COMPANY)
                    ---------------------------------------------------
                            STATEMENTS OF CASH FLOWS (UNAUDITED)
                -----------------------------------------------------------
                  FOR THE NINE MONTHS ENDED MARCH 31, 2002 AND 2001 AND
                                 CUMULATIVE FROM INCEPTION


                                                                                     From
                                                                                   inception
                                                                                  January 29,
                                                  For the nine    For the nine      1997 to
                                                  months ended    months ended     March 31,
                                                 March 31, 2002  March 31, 2001      2002
                                                   ----------      ----------      ----------
Cash flows from operating activities:
Net loss                                           $(549,987)      $ (37,545)      $(603,918)
Shares issued for services                                 -           2,504           2,504
Loss on disposition of assets                        500,000               -         500,000

Increase (decrease) in operating liabilities:
Accounts payable                                       2,090                           2,090
Interest payable                                      38,329          35,041          89,334
                                                   ----------      ----------      ----------

Cash flows used in operating activities               (9,568)              -          (9,990)

Cash flow from financing activities:
Loans from shareholders                                9,568               -           9,568
Shares issued for cash                                     -               -             422
                                                   ----------      ----------      ----------
Total cash flow from financing activities              9,568               -           9,990

Cash flow from all activities                              -               -               -

Cash at beginning of period                                -               -               -
                                                   ----------      ----------      ----------

Cash at end of period                              $       -       $       -       $       -
                                                   ==========      ==========      ==========

Cash paid for interest and taxes
Interest                                                   -               -               -
Taxes                                                      -               -               -


      The accompanying notes are an integral part of these financial statements.


                                         INTERRUPTION TELEVISION, INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                              ---------------------------------------------------
                                STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                          -----------------------------------------------------------
                                       FROM INCEPTION TO MARCH 31, 2002





                                                              Capital stock                         Accumulated
                                             ------------------------------------------------        deficit in
                                               Shares            Par value         Paid in          development
                                                                                   capital             stage
                                             ------------      ------------      ------------      ------------
Balance January 29, 1997                         421,687       $       422       $         -       $         -

Net loss                                               -                 -                 -              (422)
                                             ------------      ------------      ------------      ------------
Balance June 30, 1997, 1998 and 1999
                                                 421,687               422                 -              (422)

Net loss                                               -                 -                 -            (3,750)
                                             ------------      ------------      ------------      ------------

Balance June 30, 2000                            421,687               422                 -            (4,172)


Stock issued to acquire ITV, Inc. and
subsidiaries at July 20, 2000                 17,012,666            17,013           303,000                 -


Stock issued for consulting services in
connection with acquisition of July 20,
2000 at nominal par value                      2,504,000             2,504                 -                 -

Net loss                                               -                 -                 -           (49,759)
                                             ------------      ------------      ------------      ------------
Balance June 30, 2001                         19,938,353            19,939           303,000           (53,931)


Disposition of ITV, Inc. and
subsidiaries at November 15, 2001            (17,012,666)          (17,013)         (303,000)                -

Net loss                                               -                 -                 -          (549,987)
                                             ------------      ------------      ------------      ------------

Balance March 31, 2002                         2,925,687       $     2,926       $         -        $  (603,918)
                                             ============      ============      ============       ============


                  The accompanying notes are an integral part of these financial statements.

                          INTERRUPTION TELEVISION, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              ----------------------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                   ------------------------------------------
                   FOR THE NINE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)

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

On July 20, 2000, the Company acquired all of the issued and outstanding common stock of ITV, Inc. ("ITV") a Nevada corporation, which owned 100% of the shares of Interruption Television Pte Ltd. a company incorporated in Singapore, in exchange for issuing 17,012,666 shares of the Company's Common Stock of par value $0.001 each (approximately 85% of the shares then outstanding), after the shareholders approved a one for three reverse stock split on July 20, 2000, to the shareholders of the Company. An additional 2,504,000 shares were issued to several persons instrumental in the acquisition as consultant fees on July 20, 2000.

Interruption Television Pte Limited (ITPL), the operating company, was incorporated in Singapore, and was principally engaged in the conceptualization and production of Television programs for worldwide distribution across multiple media platforms. Additionally, the Company drove traffic from its branded programs on traditional television medium to multiple media platforms and sought sponsorship opportunities for this traffic.

With effect from July 10, 2000, the Company changed its name from Time Financial Services, Inc. to Interruption Television Inc. As of July 20, 2000 the Company maintained its head office in Singapore where it coordinated sales, marketing, purchasing and administrative functions.

In connection with the acquisition of ITV the Company borrowed $500,000 on May 20, 2000 that it lent to ITPL

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

The result of this on November 15, 2001 was to leave the Company as a shell with no operations and a liability for the $500,000 loan plus interest.

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

4.       RELALTED PARTY TRANSACTIONS

The amounts payable to shareholders $9,568 is non interest bearing and due on demand.

The officers and directors of the Company are the major shareholders. They have received no compensation for Company activity and the Company has reflected no expense in the statement of operations.

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

ITEM 2- CHANGES IN SECURITIES - NONE

ITEM 3- DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE

ITEM 5- OTHER INFORMATION - NONE

ITEM 6- EXHIBITS - NONE

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Interruption Television, Inc.
                                    (Registrant)

Date: May 14, 2002                  /s/ Jack A. Thomsen
                                    ----------------------------------

                                    Jack A. Thomsen
                                    ----------------------------------
                                          Chief Financial Officer