Form 10KSB
period 2002-06-30
BONGIOVI ENTERTAINMENT INC
filed 2002-11-13
CIK 833837

                ANNUAL REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended June 30, 2002

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________to________________________

Commission file number: 0-23365

                          BONGIOVI ENTERTAINMENT, INC.
                 (Name of small business issuer in its charter)

           Nevada                                       33-0840184
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

649 SW Whitmore Drive, Port Saint Lucie, Florida             34984
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number (772) 879-0578

Interruption Television, Inc., 610 Newport Center Drive, Suite 830, Newport Beach, CA 92660
(Former name and former address)

Securities registered under Section 12(b) of the Act: None

     Title of each class               Name of each exchange on which registered
----------------------------------     -----------------------------------------

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

         State the issuer's revenues for the most recent fiscal year: $0.00.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

         As of November 5, 2002, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was $3,600,000 based on the closing sales price of the registrant's Common Stock as reported on the National Association of Securities Dealers OTC Bulletin Board Market on such date of $0.90 per share. For purposes of this calculation, shares owned by officers, directors, and 5% shareholders known to the registrant are deemed to be owned by affiliates.

         State the number of shares outstanding of each of issuer's classes of common equity, as of the latest practicable date of November 5, 2002: 20,000,000 shares common stock, par value $0.001.

Transitional Small Business Disclosure Format. Yes___  No__X__.

                                     PART I

ITEM 1.  BUSINESS

A. BACKGROUND AND BUSINESS DEVELOPMENT

Bongiovi Entertainment, Inc. ("the Company") is a Nevada corporation. The Company's previous name was "Interruption Television, Inc." The Company changed its name in September, 2002 in connection with the share exchange transaction described below.

As of September 10, 2002, the Company consummated a transaction, whereby the Company acquired all of the issued and outstanding shares of Bongiovi Entertainment, Inc., a Florida corporation ("Bongiovi") in exchange for the issuance by the Company of a total of 16,000,000 newly issued restricted shares of common voting stock to Bongiovi shareholders pursuant to the Agreement and Plan of Reorganization, as amended (the "Agreement"), dated as of September 10, 2002, by and between the Company and Bongiovi. Immediately prior to the share exchange, there were 4,000,000 shares of the Company's common stock issued and outstanding. The Company effected a 1-for 11.5 reverse stock split of its common stock as of September 3, 2002. As a result of the acquisition, there were 20,000,000 shares of common stock issued and outstanding.

Bongiovi is an entertainment content provider and independent record label, whose market is the global entertainment/music consumer. Bongiovi has put together a management team consisting of several well-known music and recording industry professionals, including: Anthony Bongiovi, Anthony Ferguson and Don Dempsey. Our new corporate offices are located at 649 South West Whitmore Drive, Port St. Lucie, Florida 34984. Our telephone number is (772) 879-0578.

The Company was originally incorporated under the name Time Financial Services, Inc. in the state of Nevada on January 29, 1997. On July 20, 2000, Time Financial Services, Inc. changed its name to Interruption Television Inc. ("ITTV"). On the same day, ITTV acquired all of the issued and outstanding common stock of ITV, Inc. ("ITV") pursuant to a Share Exchange Agreement ("Share Exchange") between the Company and ITV. ITV, a Nevada corporation, owned 100% of the shares of Interruption Television Pte Ltd. ("ITPL"), a company incorporated in Singapore.

In fiscal 2002, ITTV through its operating company ITPL, produced program blocks for over 120 countries via television. The Company intended to use the distribution of ITTV-branded content to facilitate the launch of an Asian-based, multi-channel television network utilizing traditional production and distribution methods, however, the Company was not successful in its efforts and in November, 2001, the Company entered into a asset sale transaction described below.

On November 15, 2001, the Company entered into an Asset Purchase and Sale Agreement (the "Sale Agreement") with certain shareholders of the Company (collectively, the "Shareholders"), pursuant to which the Shareholders purchased back certain assets of the Company (the "Transferred Assets") and assumed certain liabilities of the Company in consideration for transferring back to the Company a total of 1,479,362 shares of common stock owned by the Shareholders. Such shares were delivered to the Company for cancellation or deposit in the treasury. At the closing of the transaction, Danny McGill resigned as the President and Director of the Company, and new management of the Company was appointed.

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

ITPL was our operating subsidiary until November, 2001 when certain Shareholders purchased back certain assets of the Company and assumed certain liabilities of the Company in consideration for transferring back to the Company a total of 1,479,362 shares of common stock owned by the Shareholders. ITPL was principally engaged in the conceptualization and production of television programs for worldwide distribution across multiple media platforms from traditional television broadcasters, either terrestrial or cable/satellite to Internet and broadband.

Since ITTV has been unsuccessful in locating additional capital resources, it has been unable to develop or launch its global youth network.

Following the Sale Agreement transaction in November, 2001, the Company had no operations and was seeking a suitable target corporation for the acquisition. Such transaction took place in September, 2002, by the Company's acquisition of all of the issued and outstanding shares of Bongiovi Entertainment, Inc., a Florida corporation.

RAW MATERIALS

The use of raw materials was and is not a material factor in our operations.

COMPETITION

The television industry is highly competitive. ITTV competed with many organizations, including major film studios, independent production companies, individual producers and others, including networks, who seek the rights to attractive literary properties, the services of creative and technical personnel, the financing for production of film and television projects and favorable arrangements for the distribution of completed films. Many competitors are substantially larger in size and capacity and have greater financial and personnel resources as well as longer operating histories.

EFFECT OF EXISTING OR PROBABLE GOVERNMENT REGULATIONS ON THE BUSINESS

None are expected.

RESEARCH AND DEVELOPMENT

The Company did not incur any research and development (R&D) costs for the period ended June 30, 2002. The Company does not expect to generate any significant R&D costs in fiscal 2003.

ENVIRONMENTAL COMPLIANCE

We do not face any environmental compliance issues or costs.

EMPLOYEES

As of June 30, 2002, the Company had no employees.

ITEM 2. PROPERTIES

Our principal administrative and corporate facilities are located at 649 SW Whitmore Drive, Port Saint Lucie, Florida 34984. The Company uses, at no charge, the offices of one of its current officers and directors. We believe that our current facilities will be adequate to meet our needs for the foreseeable future. The Company's previous offices were located in Singapore. From November 2001 through September 2002, the Company used at no charge, the offices of its then current officers and directors at 610 Newport Center Drive, Suite 830, Newport Beach, California 92660.

ITEM 3. LEGAL PROCEEDINGS

We are not aware of any significant legal proceedings as of June 30, 2002, or as of the date of this filing.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

In November, 2001, the majority shareholders of the Company holding a total of 1,498,000 shares of the Company's common stock, voted to approve an increase in the number of authorized common stock of the Company from 50 million shares to 100 million shares of common stock, par value $.001 per share.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

A. Our securities began trading on the NASD OTC Bulletin Board under the symbol "BGVI" in September, 2002. In late October, 2002, the NASD attached letter "E" at the end of the Company's symbol to indicate that we are late in filing of this report and that we have to file this report within 30 days to maintain our listing on the Bulletin Board. We expect that upon filing of this report letter "E" will be removed from our trading symbol. Prior to September, 2002 we traded under the symbol "ITTV". During the prior two calendar years the common stock traded sporadically. The low and high bid prices as reflected by interdealer quotations* were:

--------------------------------------------------------------------------
Month                                     High          Low        Close
--------------------------------------------------------------------------
July, 2001                                0.60          0.55       0.60
--------------------------------------------------------------------------
August, 2001                              0.60          0.40       0.60
--------------------------------------------------------------------------
September, 2001                           0.40          0.40       0.40
--------------------------------------------------------------------------
October, 2001                             0.30          0.11       0.11
--------------------------------------------------------------------------
January, 2002                             0.10          0.10       0.10
--------------------------------------------------------------------------
February, 2002                            0.10          0.10       0.10
--------------------------------------------------------------------------
* The historical chart data is provided by Commodity Systems, Inc.

The closing price of the Company's common stock as of November 5, 2002, was $0.90 per share.

B. APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

As of November 5, 2002, a total of 20,000,000 shares of our common stock were outstanding. The number of holders of record of our common stock is estimated to be 173.

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

D. RECENT SALES OF UNREGISTED SECURITIES

We have issued the following unregistered common stock in the three-year period preceding the date of this filing:

As a result of the Share Exchange, ITTV issued an additional 217,739 shares to several persons instrumental in the Share Exchange on July 20, 2000, as follows:

The Company issued 86,783 shares of common stock to Bridgewater Capital Corporation as payment for finder's fees in connection with the Share Exchange.

The Company issued 61,391 shares of common stock to Mike Underwood and Battersea Capital as finder's fees in connection with the Share Exchange

The Company issued 43,478 shares of common stock to Alster Finance as a finder's fee in connection with the Share Exchange.

The Company issued 17,391 shares of common stock to Michael F. Pope and Philip
C. La Puma, former directors of Time Financial Services Inc. for consulting services in connection with the Share Exchange.

The Company issued 4,348 shares of common stock to Krys Boyle Freedman & Sawyer, P.C. as partial payment of legal services rendered on behalf of ITTV.

The Company issued 4,348 shares of common stock to Steve Naremore as payment for finder's fees in connection with the Share Exchange.

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

The Company issued to Sarmatan Developments Ltd. a convertible promissory note with 9% interest, in the principal amount of $500,000.

The Company issued 16,000,000 shares of common stock to Bongiovi shareholders in September, 2002.

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

CORPORATE HISTORY AND BASIS OF PRESENTATION

As of September 10, 2002, the Company consummated a transaction, whereby the Company acquired all of the issued and outstanding shares of Bongiovi Entertainment, Inc., a Florida corporation ("Bongiovi") in exchange for the issuance by the Company of a total of 16,000,000 newly issued restricted shares of common voting stock to Bongiovi shareholders pursuant to the Agreement and Plan of Reorganization, as amended (the "Agreement"), dated as of September 10, 2002, by and between the Company and Bongiovi (the "Closing"). Immediately prior to the share exchange, there were 4,000,000 shares of the Company's common stock issued and outstanding. The Company effected a 1-for 11.5 reverse stock split of its common stock as of September 3, 2002. As a result of the acquisition, there were 20,000,000 shares of common stock issued and outstanding.

The Company was incorporated as Time Financial Services, Inc. in the State of Nevada on January 29, 1997. On July 20, 2000, Time Financial Services, Inc. changed its name to Interruption Television Inc. ("ITTV") . On the same day, in a Share Exchange Agreement ("Share Exchange"), ITTV acquired all of the issued and outstanding common stock of ITV, Inc. ("ITV") a Nevada corporation in exchange for 1,479,362 shares of ITTV's Common Stock, par value $0.001 (approximately 85% of the shares now outstanding), after the shareholders approved a one-for-three reverse stock split on July 20, 2000, to the shareholders of ITTV. An additional 217,739 shares were issued to several persons instrumental in the acquisition as consulting/finder fees on July 20, 2000.

ITV owned 100% of the shares of Interruption Television Pte Ltd. ("ITPL"), a company incorporated in Singapore until the Sale Agreement transaction in November, 2001.

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

OVERVIEW OF OPERATIONS

Prior to November 15, 2001, the Company conceptualized, produced and distributed television programming for worldwide distribution on various media platforms, from traditional television broadcasters, either terrestrial or cable/satellite to Internet and broadband.

Following the acquisition of Bongiovi Entertainment, Inc., a Florida corporation, the Company changed its business operations. The Company is an entertainment content provider and independent record label, whose market is the global entertainment/music consumer. Bongiovi has put together a management team consisting of several well-known music and recording industry professionals, including: Anthony Bongiovi, Anthony Ferguson and Don Dempsey. The Registrant's new corporate offices are located at 649 South West Whitmore Drive, Port St. Lucie, Florida 34984.

During the twelve months ended June 30, 2001, ITTV attracted sponsorship for some of its programming but costs exceeded revenues. The Company also tried, unsuccessfully, to use the Internet and other Broadband distribution networks to significantly increase viewership and revenues.

Since ITTV has been unsuccessful in locating additional capital resources and has been unable to develop or launch its global youth network, its principal shareholders entered into the Sale Agreement transaction in November, 2001, and delivered their respective shares in the Company to the Company, for cancellation, in consideration for return of certain assets held in ITPL to those shareholders. Since November, 2001 until September 10, 2002, the Company had no operations and was seeking a suitable acquisition target.

RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 2002 AND 2001 (FISCAL 2002 AND FISCAL 2001)

NET LOSS

In each of the two years ended June 30, 2002 and 2001, the Company incurred net losses of $(567,152) and $(5,681,255), respectively. The Company had no revenues in fiscal 2002.

OPERATING EXPENSES

Operating expenses increased in Fiscal 2002 were $15,456 and consisted of professional and transfer agent fees.

OTHER INCOME (EXPENSE)

The Company recognized expense of $500,000 related to the write off of the subsidiary and the interest expense of $51,689.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2002, the Company has no cash available for operating, investing or financing.

The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meets its obligations on a timely basis, to obtain additional financing as may be required and ultimately, to attain profitability. The Company is seeking capital infusion from private investors. Although the Company believes that there are several attractive opportunities to pursue, there is no guarantee that the Company will be successful in earning or raising all or a portion of the necessary funds.

During 2001, the Financial Accounting Standards Board issued Statement No. 141 "Business Combinations" and Statement No. 142 "Goodwill and Intangible Assets" which are effective for acquisitions July 1, 2001, or later and for fiscal years beginning after December 15, 2001, respectively. Management believes the adoption of this statement will not have a material impact on the Company's operations.

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

The Board of Directors of Bongiovi Entertainment, Inc. approved the engagement of Stark, Winter, Schenkein & Co., LLP ("SWS") on October 31, 2002 to serve as the Company's independent public auditor and to conduct the audit of the Company's financial statements for the fiscal year 2002 and dismissed its independent public auditor of record, Grant Thornton, LLP. The decision resulted from the fact that as of September 10, 2002, the Company consummated a transaction, whereby the Company acquired all of the issued and outstanding shares of Bongiovi Entertainment, Inc., a Florida corporation ("Bongiovi") in exchange for the issuance by the Registrant of a total of 16,000,000 newly issued restricted shares of common voting stock of the to Bongiovi shareholders pursuant to the Agreement and Plan of Reorganization.

The audit report provided by the Company's previous auditor, Grant Thornton LLP for the fiscal year ended June 30, 2001, did not contain any adverse opinion or disclaimer of opinion nor was any report modified as to audit scope of accounting principles. However the audit report for the year ending 6/30/2001 was modified for an uncertainty regarding the ability of the company to continue as a going concern. During the period from 9/6/2001 through 10/31/2002 there have been no past disagreements between the Company and Grant Thornton LLP on any matter of accounting principles or practices, financial statement disclosure or auditing, scope or procedure.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our current directors and executive officers, who will serve until the next annual meeting, or until their successors are elected or appointed and qualified.

Name                         Age     Position (from 7/20/00 to 11/15/01)
----                         ---     -----------------------------------

Danny L. McGill              39      President, Chief Executive Officer and
                                       Director
Jeffrey Lim                  29      Secretary and Director


Name                         Age     Position (from 11/15/01 to 09/10/02)
----                         ---     ------------------------------------

Urban Smedeby                37      President and Director
Jack Thomsen                 41      Treasurer, Secretary and Director
Andre Peschong               35      Vice President and Director


Name                         Age     Position (from 09/10/02 to present)
----                         ---     -----------------------------------

Ronald E. Simmons             44     Chairman and Chief Executive Officer
Anthony C. Bongiovi, Jr.      54     President
Joseph G. Butera, Jr.         48     Vice President, Treasurer and Assistant
                                       Secretary
Anthony Ferguson              54     Vice President
Louis Stinson                 59     Secretary

The following sets forth biographical information concerning our directors and executive officers.

DANNY L. MCGILL - former President, Chief Executive Officer, and Director. Mr. McGill has served as our President, CEO and a Director since July 20, 2000. Mr. McGill formed ITPL, the operational arm of ITTV, in September 1997. Mr. McGill obtained his BFA at London's St. Martin's School of Design. After graduation he went to work for Flamingo Knitwear in London as head designer. After a year he formed his own business, Robert Maxwell Menswear. From there he returned to Asia to work for the Beijing Automation Institute where he set up three turnkey suit manufacturing plants, all within one year. Chauvin International, a US menswear company, then recruited him. It was there that he created the highly successful line, B.U.M. Equipment. He spent a further six years as Vice President of Design and Marketing for several large garment companies including the popular line, Bugle Boy. He was then hired by MTV Asia. He spent the next several years as on-camera talent as well as the single most productive producer in the company. He was instrumental in launching MTV Asia in 1991 under the Star TV banner. He then launched Channel [V] for News Corp. and finally MTV India in 1996.

JEFFREY LIM - former Secretary and Director. Mr. Lim has served as
Secretary and a Director of Interruption Television, Inc. since July, 2000. He has served as Director of Business Development for ITPL since its inception in 1997. Mr. Lim graduated King's College in London with honors. Upon graduation, he was hired by the Kuok Group of Companies as legal counsel, dealing primarily with corporate law issues for Pacific Carriers Ltd, Kuok Singapore Ltd and Kuok Oils and Grains. He left the Kuok Group to help start ITPL in 1997.

URBAN SMEDEBY - former President and Director, has been a partner of Bridgewater Capital, a corporate development company and one of the original founders, since 1995. Mr. Smedeby has over 12 years of corporate finance experience.

JACK A. Thomsen - former Treasurer, Secretary and Director, has been a Partner of Bridgewater Capital Corporation, a corporate development company, since 1995. Mr. Thomsen graduated from the University of Northern Iowa in May, 1983 with a degree in accounting, having already passed the C.P.A. exam.

ANDRE PESCHONG - former Vice President and Director, has been a Partner of Bridgewater Capital Corporation, a corporate development company, since 1995. Mr. Peschong has an extensive background in the evaluation of risks within the specialized derivatives market.

RONALD E. SIMMONS - Mr. Simmons has been the CEO and chairman of the Company since September 12, 2002. Mr. Simmons is a co-founder of Bongiovi Entertainment, Inc. and has conceived and coordinated all phases of start-up and rollout including concept and development of the business plan, building of the management team, administration, operations and strategic relationships. Formerly of Simmons Consulting, Boca Raton, FL., Mr. Simmons has a strong background and history in the conception and development of businesses including wholesale medical products and wearables. Simmons has broad experience in product development and has created and implemented national sales, marketing, licensing and sales programs within several industries.

ANTHONY C. BONGIOVI, JR. - Mr. Bongiovi has been the President and Director of the Company since September, 2002. Mr. Bongiovi has built a "solid gold" reputation as an engineer and record producer, amassing more than 50 gold and platinum albums to his credit since beginning his historical career at the famous Motown label of the late 1960s. His production discography alone includes artists such as Jimi Hendrix, Bon Jovi, Talking Heads, the Ramones, Ozzy Osbourne, Aerosmith, Gloria Gaynor and the Scorpions. Mr. Bongiovi conceived, designed, built and operated Power Station Studios, the award winning New York based mega-studio that remains the "gold" standard in the recording industry and whose client list reads like a who's who of the music industry. A recognized expert in acoustical engineering, Mr. Bongiovi has acted as a consultant for the David Letterman Show, Cbs, 3m Corporation, Turner Broadcasting and Basf Corp.

JOSEPH G. BUTERA, JR. - Mr. Butera has been the Vice-President, Treasurer, Assistant Secretary and Director of the Company since September, 2002. Mr. Butera is also the President and owner of RMS SYSTEMS, INC., a leading national accounting software company that serves the commercial construction industry. Mr. Butera is responsible for administration, design and future development of the company. Mr. Butera is also President and owner of AVALON RECORDING STUDIO, a Florida based full service commercial recording facility. AVALON has produced several nationally released record projects for Aureus, Warlock and Sci-Fi Records. He provides the liaison between artists, producers and record labels. Mr. Butera has administered several projects from concept to: recording, copyright, publishing, mastering, artwork and layout, pressing and filling orders for distributors. As an industry consultant, Mr. Butera has been involved in product evaluation, market testing and project packaging and presentation to record labels. Butera is an expert in cutting edge technologies within the recording and internet industries including digital distribution and MP3 technology and applications.

ANTHONY FERGUSON - Mr. Ferguson has been the Company's Vice President and Director since September, 2002. Mr. Ferguson, started his musical career in England in the late 60's, performing with the #1 groups "CHRISTIE" and "UNIt 4 plus 2". In the mid 70's Mr. Ferguson formed his own production company providing managerial and technical backup for major UK artists. This led him to deal with a young label called STIFF RECORDS. STIFF RECORDS handled many top artists such as Elvis Costello, Lene Levich, Nick Lowe, and Many Others. Stiff Records Became the Biggest Label in the UK During its Time. In the early 80's Mr. Ferguson started a management company in the U.S. managing leading artists such as Grand Funk Railroad, Stevie Winwood and Maria Mckee. Via the success of his management company, Mr. Ferguson became involved with the start up of another new label called INTERSCOPE records. Working in various management and executive positions, including V. P. and Head of A&R, Mr. Ferguson was involved in the discovery, development, and coordination of many of Interscope's top performers such as platinum artists No Doubt, U2, Mya, Dr. Dre, Eve, Bush, Snoop Dog, Brian Setzer, Eminem, Smashmouth, Nine Inch Nails, Wallflowers, Limp Bizkit and Enrique Igesias. Mr. Ferguson has also coordinated several feature film soundtracks including The Wild, Wild, West and The Rugrats Movie. Mr. Ferguson currently serves as V.P.-Head of A&R for the following: Universal Music Group Record Labels Interscope, Geffen and A&M Records.

LOUIS STINSON - Mr. Stinson has been the Company's Secretary since September 10, 2002. Mr. Stinson is an attorney practicing in the state of Florida and serves as the Company's general counsel.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The Company's common stock has not been registered pursuant to Section 12 of the Exchange Act, thus the Company is not required to comply with Section 16 of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION

The following table reflects all forms of compensation for the services to us for the fiscal years ended June 30, 2002 and 2001.

                           SUMMARY COMPENSATION TABLE

                                                           Long Term Compensation
                                                      ---------------------------------
                      Annual Compensation                    Awards          Payouts
--------------------------------------------------------------------------------------------------
 (a)              (b)      (c)       (d)      (e)        (f)         (g)       (h)        (i)

                                             Other                Securities               All
Name                                        Annual    Restricted    Under-                Other
And                                         Compen-     Stock       lying      LTIP       Compen-
Principal                                   sation     Award(s)    Options/   Payouts     sation
Position          Year  Salary($) Bonus($)    ($)        ($)        SARs(#)     ($)        ($)
--------------------------------------------------------------------------------------------------
Danny L. McGill   2001  $80,000     0          0           0          0          0          0
 Director, CEO    2002  $0          0          0           0          0          0          0
 & President
Jeffrey Lim       2001  $60,000     0          0           0          0          0          0
 Director &       2002  $0          0          0           0          0          0          0
 Secretary
Urban Smedeby     2002  $0          0          0           0          0          0          *
 Director &
 President
Jack Thomsen      2002  $0          0          0           0          0          0          *
 Director &
 Treasurer,
Secretary
Andre Peschong    2002  $0          0          0           0          0          0          *
 Director &
 Vice-President
--------------------------------------------

*Messrs. Smedeby, Thomsen and Peshong received a total of 73,411 shares of common stock of the Company for their services as officers and directors of the Company. Such shares were issued to the corporation controlled by Messrs.
Smedeby, Thomsen and Peshong.


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

Danny L. McGill       0                0              0                 0
Jeffrey Lim           0                0              0                 0
Urban Smedeby         0                0              0                 0
Jack Thomsen          0                0              0                 0
Andre Peschong        0                0              0                 0

At the present time the Company does not have a stock/option plan for its employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following sets forth the number of shares of our $.001 par value common stock beneficially owned by (i) each person who, as of the date hereof, was known by us to own beneficially more than five percent (5%) of our issued and outstanding common stock; (ii) each of the named Executive Officers; (iii) the individual Directors; and (iv) the Officers and Directors as a group. As of November 5, 2002, there were 20,000,000 common shares issued and outstanding.

-------------------------------------- --------------------------------- --------------------
Name and Address                       Amount of Shares Beneficially     Percent of Class
                                       Owned
-------------------------------------- --------------------------------- --------------------
Danny L. McGill                        0                                 0%
former officer and director
49 Niven Road
Singapore 228397
-------------------------------------- --------------------------------- --------------------
Jeffrey Lim                            0                                 0%
former officer and director
49 Niven Road
Singapore 228397
-------------------------------------- --------------------------------- --------------------
Urban Smedeby                          73,411*                           *
former officer and director
610 Newport Center Dr.
Suite 830
Newport Beach, CA 92660
-------------------------------------- --------------------------------- --------------------
Jack Thomsen                          73,411*                           *
former officer and director
610 Newport Center Dr.
Suite 830
Newport Beach, CA 92660
-------------------------------------- --------------------------------- --------------------
Andre Peschong                         73,411*                           *
former officer and director
610 Newport Center Dr.
Suite 830
Newport Beach, CA 92660
-------------------------------------- --------------------------------- --------------------
Ronald E. Simmons(1)                   3,984,558                         19.92%
CEO and Chairman
-------------------------------------- --------------------------------- --------------------
Anthony C. Bongiovi, Jr.(1)            3,984,558                         19.92%
President and Director
-------------------------------------- --------------------------------- --------------------
Joseph G. Butera, Jr.(1)               3,984,558                         19.92%
Vice President, Treasurer,
Assistant Secretary and Director
-------------------------------------- --------------------------------- --------------------
Anthony Ferguson (1)                   3,984,558                         19.92%
Vice President and Director
-------------------------------------- --------------------------------- --------------------
Louis Stinson(1)                       0                                 0%
President and Director
-------------------------------------- --------------------------------- --------------------
Officers and Directors (5) as a Group  15,938,232                        79.68%
-------------------------------------- --------------------------------- --------------------

Except as otherwise indicated, the Company believes that the beneficial owners of Common Stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

* The total of 73,411 shares are held by a corporation controlled by Messrs. Smedeby, Thomsen and Peshong.

(1) c/o Company's address: 649 SW Whitmore Drive, Port Saint Lucie, FL 34984.

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

On November 15, 2001, the Company entered into an Asset Purchase and Sale Agreement (the "Sale Agreement") with certain shareholders of the Company (collectively, the "Shareholders"), pursuant to which the Shareholders purchased back certain assets of the Company (the "Transferred Assets") and assumed certain liabilities of the Company in consideration for transferring back to the Company a total of 1,479,362 shares of common stock owned by the Shareholders. Such shares were delivered to the Company for cancellation or deposit in the treasury.

During fiscal year ended June 30, 2002, the holder of the convertible note in the principal amount of $500,000, paid certain operating expenses of the Company equal to $15,463. Such loan was subsequently cancelled as consideration for such holder's purchase of the Company's common stock in September, 2002.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following exhibits are filed as part of this report.

      3.1  Articles of Incorporation*
      3.2  Certificate of Amendment of Articles of Incorporation
     16.1  Letter on Change of Certifying Accountant*
     99.1 Certification Pursuant to 18 U.S.C. ss. 1350 of the Chief Executive Officer
     99.2 Certification Pursuant to 18 U.S.C. ss. 1350 of the Chief Financial Officer

---------------------

* Previously filed with the Securities and Exchange Commission.

Reports of Form 8-K

         Form 8-K was filed in November, 2001; Item 2. Disposition of Assets.

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on behalf by the undersigned, thereunto duly authorized.

                                               Interruption Television, Inc.

Date: November 8, 2002                         By: /s/ Ronald E. Simmons
                                                   -----------------------------
                                                   Ronald E. Simmons
                                                   President and CEO

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                        Title                              Date

/s/Ronald E. Simmons             Chairman, CEO & Director       November 8, 2002
-------------------
Ronald E. Simmons

/s/ Anthony C. Bongiovi, Jr.     President & Director           November 8, 2002
----------------------------
Anthony C. Bongiovi, Jr.

/s/Joseph G. Butera, Jr.         Secretary and Director         November 8, 2002
------------------------
Joseph G. Butera, Jr.

                                 CERTIFICATIONS

I, Ronald E. Simmons, certify that:

   1. I have reviewed this annual report on Form 10-KSB of Bongiovi Entertainment, Inc.;

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: 11/12/2002                          /s/ Ronald E. Simmons
                                         ---------------------------
                                         Chairman of the Board of Directors,
                                         President and Chief Executive Officer




I,Joseph G. Butera, Jr., certify that:

   1. I have reviewed this annual report on Form 10-KSB of Bongiovi Entertainment, Inc.;

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: 11/12/2002                         /s/ Joseph G. Butera, Jr.
                                          ----------------------------
                                          Chief Financial Officer

                          BONGIOVI ENTERTAINMENT, INC.

                              FINANCIAL STATEMENTS

                                  JUNE 30, 2002

                                 C O N T E N T S

Reports of Independent Auditors

Financial Statements:

     Balance Sheet                                                           F-2

     Statements of Operations                                                F-3

     Statement of Stockholders' (Deficit)                                    F-4

     Statements of Cash Flows                                                F-5

     Notes to Financial Statements                                           F-6

                         REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Bongiovi Entertainment, Inc.

We have audited the accompanying balance sheet of Bongiovi Entertainment, Inc. as of June 30, 2002, and the related statements of operations, stockholders' (deficit) and cash flows for the year ended June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bongiovi Entertainment, Inc. as of June 30, 2002, and results of its operations and its cash flows for the year ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losss from operations, has working capital and stockholder deficiencies and has no revenue generating operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stark Winter Schenkein & Co., LLP

Denver, Colorado
November 4, 2002

                          BONGIOVI ENTERTAINMENT, INC.
                                  BALANCE SHEET
                                  JUNE 30, 2002

                                     ASSETS

CURRENT ASSETS
   Total current assets                                             $        --
                                                                    ============
LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
   Note payable                                                     $   500,000
   Accounts payable and accrued expenses                                118,157
                                                                    ------------
      Total current liabilities                                         618,157
                                                                    ------------

STOCKHOLDERS' (DEFICIT)
  Preferred stock, $.001 par value, 10,000,000 shares
   Authorized, none issued and outstanding                                   --
  Common stock, $.001 par value, 100,000,000
   shares authorized, 254,408 shares
   issued and outstanding                                                   254
  Additional paid in capital                                          5,633,746
  Accumulated (deficit)                                              (6,252,157)
                                                                    ------------
                                                                       (618,157)
                                                                    ------------
                                                                    $        --
                                                                    ============

            See the accompanying notes to the financial statements.

                          BONGIOVI ENTERTAINMENT, INC.
                            STATEMENTS OF OPERATIONS
                       YEARS ENDED JUNE 30, 2002 AND 2001

                                                         2002           2001
                                                     ------------   ------------

REVENUE
   Net sales                                         $        --    $        --
                                                     ------------   ------------

OPERATING COSTS AND EXPENSES
   General and administrative                             15,463             --
                                                     ------------   ------------

OTHER EXPENSES:
   Interest expense                                       51,689         47,255
   Consulting fees associated with acquisition of
     subsidiary                                               --      5,634,000
   Write off of investment in subsidiary                 500,000             --
                                                     ------------   ------------
                                                         551,689      5,681,255
                                                     ------------   ------------
NET (LOSS)                                           $  (567,152)   $(5,681,255)
                                                     ============   ============

PER SHARE INFORMATION (basic and fully diluted)

Weighted average common shares outstanding               752,933      1,671,849
                                                     ============   ============

(Loss) per share                                     $     (0.75)   $     (3.40)
                                                     ============   ============

            See the accompanying notes to the financial statements.


                                            BONGIOVI ENTERTAINMENT, INC.
                                        STATEMENT OF STOCKHOLDERS' (DEFICIT)
                                         YEARS ENDED JUNE 30, 2002 AND 2001

                                                  Common Stock            Additional    Accumulated
                                              Shares         Amount     Paid in Capital  (Deficit)         Total
                                           ------------   ------------   ------------   ------------   ------------
Balance June 30, 2000                           48,486    $        48    $   420,407    $    (3,750)   $   416,705

Return of shares related to cancellation
 of share exchange transaction                 (48,486)           (48)      (320,407)            --       (320,455)
Issuance of shares in connection with
 share exchange transaction                  1,479,362          1,479        318,976             --        320,455
Effect of recapitalization in connection
 with the share exchange transaction            36,669             37            (37)            --             --
Issuance of shares for professional fees
 in connection with share exchange
 transaction                                   217,739            217      5,633,783             --      5,634,000
Consulting fees paid to former officers
 in connection with share exchange
 transaction                                        --             --       (200,000)            --       (200,000)
Net (loss) for the period                           --             --             --     (5,681,255)    (5,681,255)
                                           ------------   ------------   ------------   ------------   ------------
Balance June 30, 2001                        1,733,770          1,733      5,852,722     (5,685,005)       169,450

Return of shares related to Asset Purchase
 and Sale Agreement                         (1,479,362)        (1,479)      (318,976)            --       (320,455)
Cancelled notes payable contributed
 to capital                                         --             --        100,000             --        100,000
Net (loss) for the year                             --             --             --       (567,152)      (567,152)
                                           ------------   ------------   ------------   ------------   ------------
Balance June 30, 2002                          254,408    $       254    $ 5,633,746    $(6,252,157)   $  (618,157)
                                           ============   ============   ============   ============   ============

                               See the accompanying notes to the financial statements.

                                                     F-4

                          BONGIOVI ENTERTAINMENT, INC.
                            STATEMENTS OF CASH FLOWS
                       YEARS ENDED JUNE 30, 2002 AND 2001

                                                        2002           2001
                                                    ------------   ------------

Cash flow from operating activities
Net (loss)                                          $  (567,152)   $(5,681,255)
Adjustments to reconcile net (loss) to net cash
 Provided by operating activities:
Write off of investment in subsidiary                   500,000             --
Common shares issued for services                            --      5,634,000
Increase in accounts payable and accrued expenses        67,152         47,255
                                                    ------------   ------------
  Net cash provided by operating activities                  --             --
                                                    ------------   ------------

Cash flows from investing activities:
  Net cash provided by investing activities                  --             --
                                                    ------------   ------------
Cash flows from financing activities:
  Net cash provided by financing activities                  --             --
                                                    ------------   ------------
Increase (decrease) in cash                                  --             --

Cash -  beginning of period                                  --             --
                                                    ------------   ------------
Cash - end of period                                $        --    $        --
                                                    ============   ============

Supplemental Cash Flow Disclosures:
Cash paid for:
 Interest                                           $        --    $
                                                    ============   ============
 Income taxes                                       $        --    $        --
                                                    ============   ============

Non Cash Investing and Financing Activities:
 Cancelled notes payable contributed to capital     $   100,000    $        --
                                                    ============   ============
 Cancellation of shares issued for acquisition      $   320,455    $        --
                                                    ============   ============
 Issuance of note payable to former officers
 for consulting fees                                $        --    $   100,000
                                                    ============   ============

             See the accompanying notes to the financial statements.

                          Bongiovi Entertainment, Inc.
                          Notes to Financial Statements
                                  June 30, 2002

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Bongiovi Entertainment, Inc., the (Company), was incorporated on January 29, 1997 under the laws of the State of Nevada as Time Financial, Inc. During July 2000 the Company changed its name to Interruption Television, Inc. in conjunction with the share exchange agreement described in Note 3. During September 2002 the Company changed its name to Bongiovi Entertainment, Inc. in conjunction with the share exchange agreement described in Note 9. The Company intends to conduct operations in the music industry.

Reclassifications

Certain items presented in the previous periods financial statements have been reclassified to conform to current year presentation.

Revenue Recognition

The Company recognizes revenue when services are provided or products are shipped.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Property and Equipment

Property and equipment is recorded at cost. Expenditures for major improvements and additions are added to the property and equipment accounts while replacements, maintenance and repairs, which do not extend the life of the assets are expensed.

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2002. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values These financial instruments include accounts payable and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

Long Lived Assets

The carrying value of long-lived assets is reviewed on a regular basis for the existence of facts and circumstances that suggest impairment. To date, no such impairment has been indicated. Should there be an impairment, in the future, the Company will measure the amount of the impairment based on the amount that the carrying value of the impaired assets exceed the undiscounted cash flows expected to result from the use and eventual disposal of the from the impaired assets.

                          Bongiovi Entertainment, Inc.
                          Notes to Financial Statements
                                  June 30, 2002

Net Income (Loss) Per Common Share

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards (SFAS) 128, "Earnings per Share." Basic earnings
(loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings
(loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses common stock equivalents, if any, are not considered, as their effect would be anti dilutive.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Segment Information

The Company follows SFAS 131, Disclosures about Segments of an Enterprise and Related Information." Certain information is disclosed, per SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Income Taxes

The Company follows SFAS 109 "Accounting for Income Taxes" for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

The Company accounts for stock based compensation in accordance with SFAS 123, "Accounting for Stock-Based Compensation." The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" (APB 25) but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

                          Bongiovi Entertainment, Inc.
                          Notes to Financial Statements
                                  June 30, 2002

Recent Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for the year beginning January 1, 2002; however certain provisions of that Statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS 142. The Company does not believe the adoption of these standards will have a material impact on its financial statements.

In July 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not believe the adoption of this standard will have a material impact on its financial statements.

In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company does not believe the adoption of this standard will have a material impact on its financial statements.

In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds the provisions of SFAS No. 4 that requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002. The provisions of SFAS 145 related to lease modifications is effective for transactions occurring after May 15, 2002. Earlier application is encouraged. The Company does not believe the adoption of this standard will have a material impact on its financial statements.

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe the adoption of this standard will have a material impact on its financial statements.

                          Bongiovi Entertainment, Inc.
                          Notes to Financial Statements
                                  June 30, 2002

NOTE 2. BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced continued losses from operations aggregating $567,152 and $5,681,255 during the years ended June 30, 2002 and 2001 and has working capital and stockholders' deficits of $618,157 at June 30, 2002. In addition, the Company has no revenue generating operations.

The Company's ability to continue as a going concern is contingent upon its ability to attain profitable operations by securing financing and implementing its business plan . In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3. ACQUISITIONS AND DISPOSITIONS

On July 20, 2000, the Company acquired all of the issued and outstanding common shares of ITV, Inc. (ITV) which owns 100% of the issued and outstanding shares of Interruption Television Pte Ltd. (ITPL), a company incorporated in Singapore, in exchange for 1,479,362 shares of its common stock valued at $320,455 (approximately 85% of the issued and outstanding shares of the Company). In addition the Company issued 217,739 shares of common stock valued at $5,634,000 to several persons instrumental in the acquisition as consulting fees. The Company has recorded a charge to operations of $5,634,000 during the year ended June 30, 2002 related to this issuance.

ITPL is engaged in the conceptualization and production of television programming for worldwide distribution across multiple media platforms. Additionally ITPL drives traffic from its branded programs on traditional television medium to multiple media platforms and seeks sponsorship opportunities for this traffic.

This acquisition of ITV, the accounting acquirer, by the Company, a non-operating entity, was considered in substance a capital transaction and has been accounted for as a reverse acquisition, and no goodwill or other intangible assets have been recorded. On this basis, the historical financial statements as of and prior to the acquisition date represented the operations of ITV and its wholly owned subsidiary ITPL.

On November 15, 2001, the Company entered into an Asset Purchase and Sale Agreement whereby the company returned ITV and ITPL to its former shareholders in exchange for the return of the 1,479,362 shares of common stock which had been issued to effect the acquisition. The historical financial statements presented as of and prior to the disposition date are those of the Company exclusive of ITV and ITPL. The Company had no revenue generating operations as a result of the transaction.

                          Bongiovi Entertainment, Inc.
                          Notes to Financial Statements
                                  June 30, 2002

NOTE 4. NOTE PAYABLE

In conjunction with the acquisition described above the Company borrowed $500,000 pursuant to a note payable with interest at 9% per annum. At June 30, 2002 this note along with accrued interest of $102,694 was in default (See Note
9).

Also in conjunction with the acquisition the Company had issued two notes to former officers aggregating $100,000 with interest at 12% per annum. On November 15, 2001 these notes were forgiven by the holders and contributed to the capital of the Company.

NOTE 5. INCOME TAXES

The Company accounts for income taxes under SFAS 109, "Accounting for Income Taxes", which requires use of the liability method. FAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

         Income tax provision at
          the federal statutory rate                     34 %
         Effect of operating losses                     (34)%
                                                       -----
                                                         --
                                                       =====

As of June 30, 2002, the Company has a net operating loss carryforward of approximately $1,970,000. This loss will be available to offset future taxable income. If not used, this carryforward will expire through 2021. The deferred tax asset of approximately $670,000 relating to the operating loss carryforward has been fully reserved at June 30, 2002.

NOTE 6. STOCKHOLDERS (DEFICIT)

During July 2000 the Company effected a 1 for 3 reverse stock split and during August 2002 the Company effected an 11.5 for 1 reverse stock split. All share and per share amounts have been adjusted to reflect these splits.

During November 2001 the Company retired 1,479,362 shares of common stock which had been returned to it pursuant to the Asset Purchase and Sale Agreement described in Note 3.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Pursuant to the rules and regulations established by the Securities and Exchange Commission (Commission), the Company is required to obtain a review of its quarterly financial statements included in Form 10-QSB and filed with the Commission. The Company failed to obtain such reviews during the year ended June 30, 2002.

NOTE 8. RELATED PARTY TRANSACTIONS

During the year ended June 30, 2002 the note holder described in Note 4 directly paid certain operating expenses of the Company aggregating $15,463. This amount is included in accounts payable and accrued expenses at June 30, 2002.

                          Bongiovi Entertainment, Inc.
                          Notes to Financial Statements
                                  June 30, 2002

NOTE 9. SUBSEQUENT EVENTS

During August 2002 the holder of the Note described in Note 4 agreed to convert the $500,000 note along with accrued interest aggregating $110,950 and other advances aggregating $22,500 into 3,672,175 shares of the Company's common stock.

During September 2002 the Company issued 16,000,000 shares of common stock to the shareholders of Bongiovi Entertainment, Inc. (Bongiovi) pursuant to an Agreement and Plan of Reorganization. In addition, the Company issued 73,411 shares of common stock for services to a Company controlled by certain of it's officers and directors. Bongiovi is an entertainment content provider and independent record label, whose market is the global entertainment/music consumer.

This acquisition of Bongiovi, the accounting acquirer, by the Company, a non-operating entity, is considered in substance a capital transaction and will be accounted for as a reverse acquisition, and no goodwill or other intangible assets will be recorded. On this basis, the historical financial statements as of and prior to the acquisition date will represent the operations of Bongiovi.