Form 10QSB
period 2002-09-30
BONGIOVI ENTERTAINMENT INC
filed 2002-11-27
CIK 833837

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report filed under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2002.
                                       or

[ ]     Transitional report filed under Section 13 or 15 (d) of the
        Exchange Act.

                           Commission File No. 0-23365

                          BONGIOVI ENTERTAINMENT, INC.
                           --------------------------
                 (Name of Small Business Issuer in its Charter)

          Nevada                                      33-0840184
         --------                                    -------------
State or other jurisdiction of           I.R.S. Employer Identification Number
incorporation or organization

              649 SW Whitmore Drive, Port Saint Lucie, Florida 34984
            -----------------------------------------------------------
                     (Address of principal executive office)

Issuer's telephone number:(772) 879-0578
                           --------------

Check whether the issuer: (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past ninety (90) days.

Yes X   No
   ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of October 31, 2002, there were 1,895,000 shares of Common Stock, par value $.0001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):

Yes      No X
   ---     ---

                                TABLE OF CONTENTS
--------------------------------------------------------------------------------

PART I FINANCIAL INFORMATION
                                                                            Page
                                                                            ----
Item 1. FINANCIAL STATEMENTS

    a. Balance Sheet                                                         3

    b. Statements of Operations                                              4

    c. Statements of Cash Flows                                              5

    d. Notes to Financial Statements                                        6-7

Item 2. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS           8-9

Item 3. CONTROLS AND PROCEDURES                                              9

PART II OTHER INFORMATION                                                    10

Item 1. LEGAL PROCEEDINGS

Item 2. CHANGES IN SECURITIES

Item 3. DEFAULTS ON SENIOR SECURITIES

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 5. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON 8-K

SIGNATURE PAGE                                                               11

CERTIFICATION                                                                12

                          BONGIOVI ENTERTAINMENT, INC.
                    (FORMERLY INTERRUPTION TELEVISION, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
  Cash                                                                $   7,098
  Receivable from officer                                                22,500
  Advance royalties                                                     276,883
                                                                      ----------
    Total current assets                                              $ 306,481
                                                                      ==========

         LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Due to shareholders                                                 $ 266,825
  Convertible debentures                                                167,000
  Bridge loan                                                            10,000
  Accrued expenses - shareholders                                        11,392
  Accounts payable and accrued expenses                                  55,207
                                                                      ----------
      Total current liabilities                                         510,424
                                                                      ----------

STOCKHOLDERS' (DEFICIT)
  Preferred stock, $.001 par value, 10,000,000 shares
   authorized, none issued and outstanding                                   --
  Common stock, $.001 par value, 100,000,000
   shares authorized, 20,000,000 shares
   issued and outstanding                                                20,000
  Additional paid in capital                                            437,000
  (Deficit) accumulated during the development stage                   (660,943)
                                                                      ----------
                                                                       (203,943)
                                                                      ----------
                                                                      $ 306,481
                                                                      ==========

            See the accompanying notes to the financial statements.


                                                  BONGIOVI ENTERTAINMENT, INC.
                                            (FORMERLY INTERRUPTION TELEVISION, INC.)
                                                  (A DEVELOPMENT STAGE COMPANY)
                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                   THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 AND
                                  THE PERIOD FROM INCEPTION (May 8, 2000) TO SEPTEMBER 30, 2002
                                                           (UNAUDITED)

                                                           Three Months                    Nine Months            Inception to
                                                  -----------------------------   -----------------------------   September 30,
                                                      2002             2001           2002             2001           2002
                                                  -------------   -------------   -------------   -------------   -------------
REVENUE
   Net sales                                      $         --    $         --    $         --    $         --    $         --
                                                  -------------   -------------   -------------   -------------   -------------
OPERATING COSTS AND EXPENSES
   General and administrative                          154,423          69,463         313,037         174,608         643,767
                                                  -------------   -------------   -------------   -------------   -------------

OTHER EXPENSES:
   Interest expense                                      5,800           1,692          11,565           3,200          17,176
                                                  -------------   -------------   -------------   -------------   -------------

NET (LOSS)                                        $   (160,223)   $    (71,155)   $   (324,602)   $   (177,808)   $   (660,943)
                                                  =============   =============   =============   =============   =============

PER SHARE INFORMATION (basic and fully diluted)

Weighted average common shares outstanding          17,304,348      16,000,000      16,439,560      16,000,000      16,137,143
                                                  =============   =============   =============   =============   =============

(Loss) per share                                  $      (0.01)   $      (0.00)   $      (0.02)   $      (0.01)   $      (0.04)
                                                  =============   =============   =============   =============   =============

                                     See the accompanying notes to the financial statements.

                                                                4


                           BONGIOVI ENTERTAINMENT, INC.
                     (FORMERLY INTERRUPTION TELEVISION, INC.)
                           (A DEVELOPMENT STAGE COMPANY)
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 AND
           THE PERIOD FROM INCEPTION (May 8, 2000) TO SEPTEMBER 30, 2002
                                    (UNAUDITED)

                                                                       Inception to
                                                                       September 30,
                                                 2002        2001          2002
                                              ----------   ----------   ----------
Cash flow from operating activities:
  Net cash (used in) operating activities      (185,846)    (100,023)    (340,253)
                                              ----------   ----------   ----------
Cash flows from investing activities:
  Net cash provided by investing activities          --           --           --
                                              ----------   ----------   ----------
Cash flows from financing activities:
  Net cash provided by financing activities     192,802      105,200      347,351
                                              ----------   ----------   ----------

Increase in cash                                  6,956        5,177        7,098

Cash -  beginning of period                         142           --           --
                                              ----------   ----------   ----------

Cash - end of period                          $   7,098    $   5,177    $   7,098
                                              ==========   ==========   ==========

Supplemental Cash Flow Disclosures:
Cash paid for:
 Interest                                     $      --    $      --    $      --
 Income taxes                                 $      --    $      --    $      --

              See the accompanying notes to the financial statements.

                                        5

                          Bongiovi Entertainment, Inc.
                    (Formerly Interruption Television, Inc.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (Unaudited)

(1)      Basis Of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information refer to the financial statements of Bongiovi Entertainment, Inc. (formerly Interruption Television, Inc.) for the years ended June 30, 2002 and 2001 included in the filing on Form 10-KSB.

(2)      Acquisitions

During September 2002 Interruption Television, Inc. (ITV) issued 16,000,000 shares of its common stock to the shareholders of the Bongiovi Entertainment, Inc. (Bongiovi) in exchange for all of the issued and outstanding common shares of Bongiovi pursuant to an Agreement and Plan of Reorganization. In addition, ITV issued 73,411 shares of common stock for services related to the reorganization. Concurrent with the exchange of shares with ITV, ITV changed its name to Bongiovi Entertainment, Inc. Bongiovi is an entertainment content provider and independent record label, whose market is the global entertainment/music consumer.

This acquisition of Bongiovi, the accounting acquirer, by ITV a non-operating entity, is considered in substance a capital transaction by the issuance of 3,926,589 shares of common stock by Bongiovi for all of the issued and outstanding common shares of ITV, and will be accounted for as a reverse acquisition, and no goodwill or other intangible assets will be recorded. On this basis, the historical financial statements as of and prior to the acquisition date will represent the operations of Bongiovi.

(3)      Earnings Per Share

The Company calculates net income (loss) per share as required by SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods presented common stock equivalents were not considered, as their effect would be anti dilutive.

(3) Notes payable

Related Parties

Through September 2002 certain affiliates of the Company advanced the Company an aggregate of $266,825. These advances bear interest at 6% per annum and are due on demand.

Other

During September 2002 the Company borrowed $10,000 pursuant to a 90-day note with interest at 18% per annum.

(4)      Convertible Debentures

Through September 2002 the Company borrowed an aggregate of $167,000 pursuant to the issuance of convertible debentures. The debentures bear interest at a rate of 8% per annum and are due 1 year from the date of issuance. An aggregate of $32,000 of the debentures are in default and are convertible into 12,800 shares of the Company's common stock at the option of the holder and AN aggregate of $135,000 of the debentures are due between April 2003 and August 2003 and are convertible into 27,000 shares of the Company's common stock at the option of the holder.

(6) Stockholders' (Deficit)

During the period ended September 30, 2002 and from inception officers of the Company contributed an aggregate of $150,000 and $450,000 in unpaid salaries to the capital of the Company.

(6)      Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period ended September 30, 2002 and from inception, the Company incurred net losses of $324,602 and $660,943 and has working capital and stockholder deficits of $203,943 at September 30, 2002.

The Company's ability to continue as a going concern is contingent upon its ability to attain profitable operations and secure financing. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

The Company is pursuing equity financing for its operations. Failure to secure such financing or to raise additional capital or borrow additional funds may result in the Company depleting its available funds and not being able pay its obligations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Item 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

              PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this Plan of Operation of this Quarterly Report on Form 10-QSB include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results of the Company (sometimes referred to as "we", "us" or the "Company"), performance (financial or operating) or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based upon the Company's best estimates of future results, general merger and acquisition activity in the marketplace, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "project," "expect," "believe," "estimate," "anticipate," "intends," "continue", "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. (See the Company's Form 10SB for a description of certain of the known risks and uncertainties of the Company.)

Overview of the Company's Business
----------------------------------

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

         Bongiovi is an entertainment content provider and independent record label, whose market is the global entertainment/music consumer. Bongiovi has put together a management team consisting of several well-known music and recording industry professionals, including: Anthony Bongiovi, Anthony Ferguson and Don Dempsey. The Company has established relationships with multiple service providers for the purposes of record/CD pressing, product promotion and product distribution to retail.

         Our new corporate offices are located at 649 South West Whitmore Drive, Port St. Lucie, Florida 34984. Our telephone number is (772) 879-0578.

Plan of Operations
------------------

         The Company intends to continue to develop new artists for future release. Over a twelve to eighteen month period, the company intends to release into the marketplace up to four acts that have completed their development phase. It may also identify, acquire and release up to two independent recordings (if available) that show promising sales trends and are in need of independent distribution.

         The Company anticipates that it will generate revenues from "musical unit" sales and licensing fees in the next 12 months from its musical catalogue and other entertainment related activities.

         The company intends to raise up to US$5 million dollars in operating capital via private placement. We expect that $1.3 million dollars should be sufficient to carry out all of the functions necessary to execute our twelve month operating plan. This fund raising activity begins in the Company's second quarter.

         Our net loss for the three months period ending September 30, 2002 was ($160,223) (unaudited)compared to our net loss for the three months period ending September 30, 2001 which was ($71,155.

         Our general and administrative expenses from inception until September 30, 2002 were $643,767. Our general and administrative expenses for the three months ended September 30, 2001 were $69,463 (unaudited). Our general and administrative expenses for the three months ended September 30, 2002 were $154,423 (unaudited), which primarily include legal and accounting fees.

         Currently there are no signed contracts that will produce revenue and there can be no assurances that management will be successful in negotiating such contracts.

         Since inception, the Company has been in development mode of musical content. Additional expenses were incurred as part of the transaction consummated September 10, 2002 for professional services and other expenses relative to filing of reporting requirements.


Item 3. Controls and Procedures

         (a) Evaluation of disclosure controls and procedures. The principal officers of the Company are satisfied with the disclosure controls and procedure based on their evaluation of such controls and procedures.

         (b) Changes in internal controls.  None.

         (c) Asset-Backed Issuers.  Not applicable.

PART II  -   OTHER INFORMATION

ITEM 1   -   LEGAL PROCEEDINGS
             NONE

ITEM 2   -   CHANGES IN SECURITIES

ITEM 3   -   DEFAULTS UPON SENIOR SECURITIES
             NONE

ITEM 4   -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
             HOLDERS
             NONE

ITEM 5   -   OTHER INFORMATION
             NONE

ITEM 6   -   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

    Exhibit No.   Description
    -----------   -----------

         No reports on Form 8-K were filed during the quarter ended September 30, 2002.

                                   SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                           BONGIOVI ENTERTAINMENT, INC.

                              By: \s\ Ronald E. Simmons
                                 --------------------------------------
                                Ronald E. Simmons, Chief Executive Officer

                               By: \s\ Joe Butera
                                 --------------------------------------
                                Joe Butera, Chief Financial Officer

                                 Dated:   November 27, 2002

                                  CERTIFICATION

We, Ronald E. Simmons, Chairman and CEO, and Joe Butera, Chief Financial Officer, certify that:

1. We have reviewed this quarterly report on Form 10-QSB of Bongiovi Entertainment, Inc. (the "registrant");

2. Based on our knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on our knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and we are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and we have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and we have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

11/27/02                                   /s/ Ronald E. Simmons
---------------                            -------------------------------------
Date                                       Chairman and Chief Executive Officer

11/27/02                                   /s/Joseph G. Butera, Jr.
---------------                            -------------------------------------
Date                                       Principal Financial Officer