Form 10QSB/A
period 2002-09-30
BONGIOVI ENTERTAINMENT INC
filed 2002-12-03
CIK 833837

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of October 31, 2002, there were 20,000,000 shares of Common Stock, par value $.001 per share, outstanding.

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
                                                                      ----------
                                                                       (203,943)
                                                                      ----------
                                                                      $ 306,481
                                                                      ==========

            See the accompanying notes to the consolidated financial statements.


                                                  BONGIOVI ENTERTAINMENT, INC.
                                            (FORMERLY INTERRUPTION TELEVISION, INC.)
                                                  (A DEVELOPMENT STAGE COMPANY)
                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                   THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001, AND
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
                                                  =============   =============   =============   =============   =============

                                     See the accompanying notes to the consolidated financial statements.

                                                                4


                           BONGIOVI ENTERTAINMENT, INC.
                     (FORMERLY INTERRUPTION TELEVISION, INC.)
                           (A DEVELOPMENT STAGE COMPANY)
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001, AND
           THE PERIOD FROM INCEPTION (May 8, 2000) TO SEPTEMBER 30, 2002
                                    (UNAUDITED)

                                                                       Inception to
                                                                       September 30,
                                                 2002        2001          2002
                                              ----------   ----------   ----------
Cash flow from operating activities:
  Net cash (used in) operating activities    $ (185,846)   $(100,023)   $(340,253)
                                              ----------   ----------   ----------
Cash flows from investing activities:
  Net cash provided by investing activities          --           --           --
                                              ----------   ----------   ----------
Cash flows from financing activities:
  Net cash provided by financing activities     192,802      105,200      347,351
                                              ----------   ----------   ----------

Increase in cash                                  6,956        5,177        7,098

Cash -  beginning of period                         142           --           --
                                              ----------   ----------   ----------

Cash - end of period                          $   7,098    $   5,177    $   7,098
                                              ==========   ==========   ==========

Supplemental Cash Flow Disclosures:
Cash paid for:
 Interest                                     $      --    $      --    $      --
 Income taxes                                 $      --    $      --    $      --

              See the accompanying notes to the consolidated financial statements.

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

(2)      Acquisitions

During September 2002 Interruption Television, Inc. (ITV) issued 16,000,000 shares of its common stock to the shareholders of the Bongiovi Entertainment, Inc. (Bongiovi) in exchange for all of the issued and outstanding common shares of Bongiovi pursuant to an Agreement and Plan of Reorganization. In addition, ITV issued 73,411 shares of common stock for services related to the reorganization. Concurrent with the exchange of shares, ITV changed its name to Bongiovi Entertainment, Inc. Bongiovi is an entertainment content provider and independent record label, whose market is the global entertainment/music consumer.

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

         Our net loss for the three months period ending September 30, 2002 was ($160,223) (unaudited)compared to our net loss for the three months period ending September 30, 2001 which was ($71,155).

         Our general and administrative expenses from inception until September 30, 2002 were $643,767. Our general and administrative expenses for the three months ended September 30, 2001 were $69,463 (unaudited). Our general and administrative expenses for the three months ended September 30, 2002 were $154,423 (unaudited), which primarily include contributed officer salaries and legal and accounting fees.

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


Item 3. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer evaluated the Company's disclosure controls and procedures within the 90 days preceding the filing date of this quarterly report. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission. There were no significant changes in the Company's internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect these controls subsequent to the evaluation date.

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