Form 10KSB
period 2002-12-31
BONGIOVI ENTERTAINMENT INC
filed 2003-05-15
CIK 833837

                ANNUAL REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2002

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

         As of May 1, 2003, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was $637,529 based on the closing sales price of the registrant's Common Stock as reported on the National Association of Securities Dealers OTC Bulletin Board Market on such date of $0.04 per share. For purposes of this calculation, shares owned by officers, directors, and 5% shareholders known to the registrant are deemed to be owned by affiliates.

         State the number of shares outstanding of each of issuer's classes of common equity, as of the latest practicable date of May 1, 2003: 20,000,000 shares common stock, par value $0.001.

Transitional Small Business Disclosure Format. Yes___  No__X__.

                                     PART I

ITEM 1.  BUSINESS

A. BACKGROUND AND BUSINESS DEVELOPMENT

Bongiovi Entertainment, Inc. ("the Company" or "we") is a Nevada corporation. The Company's previous name was "Interruption Television, Inc." The Company changed its name in September, 2002 in connection with the share exchange transaction described below.

As of September 10, 2002, the Company consummated a transaction, whereby the Company acquired all of the issued and outstanding shares of Bongiovi Entertainment, Inc., a Florida corporation ("Bongiovi") in exchange for the issuance by the Company of a total of 16,000,000 newly issued restricted shares of common voting stock to Bongiovi shareholders pursuant to the Agreement and Plan of Reorganization, as amended (the "Agreement"), dated as of September 10, 2002, by and between the Company and Bongiovi. Immediately prior to the share exchange, there were 4,000,000 shares of the Company's common stock issued and outstanding. The Company effected a 1-for 11.5 reverse stock split of its common stock as of September 3, 2002. As a result of the acquisition, there were 20,000,000 shares of common stock issued and outstanding. Following the share exchange transaction, the Company changed its fiscal year end from June 30 to December 31, which is the fiscal year end of its operating subsidiary.

In conjunction with the recapitalization of the Company in September 2002 (see
Note 2to the Financial Statements)the Company incurred debt for services provided pursuant to a promissory note in the amount of $600,000 with interest at 8% per annum exclusive of interest charged for late payments.
The note is payable in monthly installments commencing on November 10, 2002. To date no payments have been made.

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

Until June, 2002, ITTV through its operating company ITPL, produced program blocks for over 120 countries via television. The Company intended to use the distribution of ITTV-branded content to facilitate the launch of an Asian-based, multi-channel television network utilizing traditional production and distribution methods, however, the Company was not successful in its efforts and in November, 2001, the Company entered into a asset sale transaction described below.

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

Since ITTV was unsuccessful in locating additional capital resources, it was unable to develop or launch its global youth network.

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

COMPETITION

The record music industry is highly competitive. The Company competes with many organizations, including major record labels, independent production companies, individual record producers and others, including networks, who seek the rights to attractive music properties, the services of creative and technical personnel, the financing for production of record projects and favorable arrangements for the distribution of completed records. Many competitors are substantially larger in size and capacity and have greater financial and personnel resources as well as longer operating histories.

EFFECT OF EXISTING OR PROBABLE GOVERNMENT REGULATIONS ON THE BUSINESS

None are expected.

RESEARCH AND DEVELOPMENT

The Company did not incur any research and development (R&D) costs for the period ended December 31, 2002. The Company does not expect to generate any significant R&D costs in fiscal 2003.

ENVIRONMENTAL COMPLIANCE

We do not face any environmental compliance issues or costs.

EMPLOYEES

As of December 31, 2002, the Company had no employees.

ITEM 2. PROPERTIES

Our principal administrative and corporate facilities are located at 649 SW Whitmore Drive, Port Saint Lucie, Florida 34984. The Company uses at no charge, the facilities of one of its officers. The Company believes that the facilities will be adequate to meet our needs for the foreseeable future. The Company's previous offices were located in Singapore. From November 2001 through September 2002, the Company used at no charge, the offices of its then current officers and directors at 610 Newport Center Drive, Suite 830, Newport Beach, California 92660.

ITEM 3. LEGAL PROCEEDINGS

We are not aware of any significant legal proceedings as of December 31, 2002, or as of the date of this filing.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

A. Our securities began trading on the NASD OTC Bulletin Board under the symbol "BGVI" in September, 2002. In the late April, 2003, the NASD attached letter "E" at the end of the Company's symbol to indicate that we are late in filing of this report and that we have to file this report within 30 days to maintain our listing on the Bulletin Board. We expect that upon filing of this report letter "E" will be removed from our trading symbol. Prior to September, 2002 we traded under the symbol "ITTV". During the prior two calendar years the common stock traded sporadically. The low and high bid prices as reflected by interdealer quotations* were:

--------------------------------------------------------------------------
Month                                     High          Low        Close
--------------------------------------------------------------------------
January, 2002                             0.10          0.10       0.10
--------------------------------------------------------------------------
February, 2002                            0.10          0.10       0.10
--------------------------------------------------------------------------
July, 2002                                0.07          0.07       0.07
--------------------------------------------------------------------------
August, 2002                              0.11          0.03       0.04
--------------------------------------------------------------------------
September, 2002                           3.00          1.75       3.00
--------------------------------------------------------------------------
October, 2002                             3.25          0.51       0.85
--------------------------------------------------------------------------
November, 2002                            1.75          0.25       1.25
--------------------------------------------------------------------------
December, 2002                            0.75          0.40       0.75
--------------------------------------------------------------------------
* The historical chart data is provided by Commodity Systems, Inc.

The closing price of the Company's common stock as of May 1, 2003, was $0.04 per share.

B. APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

As of May 1, 2003, a total of 20,000,000 shares of our common stock were outstanding. The number of holders of record of our common stock is estimated to be 170.

C. DIVIDENDS

The holders of our common stock are entitled to receive such dividends as may be declared by our Board of Directors. We paid no dividends on the common stock during the periods reported herein nor do we anticipate paying dividends on our common shares in the foreseeable future.

D. RECENT SALES OF UNREGISTED SECURITIES

The Company has issued the following unregistered common stock in the three-year period preceding the date of this filing:

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

The Company issued a promissory note in the amount of $600,000 with interest at 8% per annum exclusive of interest charged for late payments to Samartan Development Ltd.The note is payable in monthly installments commencing on November 10, 2002. The balance of the note is due on April 30, 2003.

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

The acquisition on July 20, 2000, of ITV (accounting acquirer) by ITTV (non-operating shell) was considered in substance to be a capital transaction and was accounted for as a reverse acquisition, except that no goodwill or other intangible assets were recorded. On this basis, the historical financial statements prior to July 20, 2000 represent the operations of ITV, Inc. and its wholly owned subsidiary ITPL.

OVERVIEW OF OPERATIONS

Prior to November 15, 2001, the Company conceptualized, produced and distributed television programming for worldwide distribution on various media platforms, from traditional television broadcasters, either terrestrial or cable/satellite to Internet and broadband.

Following the acquisition of Bongiovi Entertainment, Inc., a Florida corporation in September, 2002, the Company changed its business operations. The Company is an entertainment content provider and independent record label, whose market is the global entertainment/music consumer. Bongiovi has put together a management team consisting of several well-known music and recording industry professionals,including: Anthony Bongiovi, Anthony Ferguson and
Don Dempsey. The Registrant's new corporate offices are located at 649
South West Whitmore Drive, Port St.Lucie, Florida 34984.

In conjunction with the recapitalization of the Company in September 2002 (see
Note 2 to the Financial Statements)the Company incurred debt for services provided pursuant to a promissory note in the amount of $600,000 with interest at 8% per annum exclusive of interest charged for late payments.
The note is payable in monthly installments commencing on November 10, 2002. Each payment shall be the greater of $100,000 or 20% of the net equity proceeds received by the Company in the period since the last payment date. The balance of the note is due on April 30, 2003. The holder is entitled to convert any unpaid principal at April 30, 2003 into common shares of the Company at a conversion price equal to 70% of the average closing bid price of the Company's common stock for the 10 lowest of the 30 days preceding the conversion date. To date no payments have been made.

During the twelve months ended June 30, 2001, ITTV attracted sponsorship for some of its programming but costs exceeded revenues. The Company also tried, unsuccessfully, to use the Internet and other Broadband distribution networks to significantly increase viewership and revenues.

Since ITTV was unsuccessful in locating additional capital resources and was unable to develop or launch its global youth network, its principal shareholders entered into the Sale Agreement transaction in November, 2001, and delivered their respective shares in the Company to the Company, for cancellation, in consideration for return of certain assets held in ITPL to those shareholders. Since November, 2001 until September 10, 2002, the Company had no operations and was seeking a suitable acquisition target.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001 (FISCAL 2002 AND FISCAL 2001)

NET LOSS

In each of the two years ended December 31, 2002 and 2001, the Company incurred net losses of $(1,120,031) and $(247,302), respectively. The Company had no revenues in fiscal 2002.

OPERATING EXPENSES

Operating expenses increased in Fiscal 2002 were $1,077,024 and consisted of selling, general and administrative expenses.

OTHER INCOME (EXPENSE)

The Company recognized expense of $43,007 related to the interest expense.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2002, the Company has no cash available for operating, investing or financing.

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

                          BONGIOVI ENTERTAINMENT, INC.

                              FINANCIAL STATEMENTS

                         REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Bongiovi Entertainment, Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Bongiovi Entertainment, Inc. (A Development Stage Company) as of December 31, 2002, and the related consolidated statements of operations, stockholders' (deficit) and cash flows for the years ended December 31, 2002 and 2001 and the period from inception (May 8, 2000) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bongiovi Entertainment, Inc. (A Development Stage Company) as of December 31, 2002, and results of its operations and its cash flows for the years ended December 31, 2002 and 2001 and the period from inception (May 8, 2000) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered a loss from operations, has working capital and stockholders' deficiencies and is in the development stage. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Stark Winter Schenkein & Co., LLP
Denver, Colorado
April 1, 2003

                          BONGIOVI ENTERTAINMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2002

Assets

Current assets:
   Total current assets                                             $        --
                                                                    ------------

Other assets:
   Due from shareholder                                                  22,500
   Artist advance royalties                                             241,125
                                                                    ------------
                                                                        263,625
                                                                    ------------

                                                                    $   263,625
                                                                    ============

Liabilities and stockholders' (deficit)

Current liabilities:
   Due to shareholders                                              $   320,273
   Bank overdraft                                                           531
   Loans payable                                                         60,000
   Note payable                                                         600,000
   Accounts payable and accrued expenses                                125,685
   Convertible notes payable                                            127,000
                                                                    ------------
     Total current liabilities                                        1,233,489
                                                                    ------------

Stockholders' (deficit):
  Preferred stock, $.001 par value, 10,000,000 shares
   authorized, none issued and outstanding                                   --
  Common stock, $.001 par value, 100,000,000
   shares authorized, 20,000,000 shares
   issued and outstanding                                                20,000
  Additional paid in capital                                            488,074
  (Deficit) accumulated during the development stage                 (1,477,938)
                                                                    ------------
                                                                       (969,864)
                                                                    ------------

                                                                    $   263,625
                                                                    ============

            See the accompanying notes to the financial statements.


                                         BONGIOVI ENTERTAINMENT, INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                THE YEARS ENDED DECEMBER 31, 2002 AND 2001 AND
                         THE PERIOD FROM INCEPTION (MAY 8, 2000) TO DECEMBER 31, 2002


                                                       Year Ended         Year Ended         Inception to
                                                      December 31,       December 31,        December 31,
                                                          2002               2001               2002
                                                      -------------      -------------      -------------
Revenue                                               $         --       $         --       $         --
                                                      -------------      -------------      -------------

Operating expenses:
   Selling, general and administrative expenses          1,077,024            241,731          1,429,360
                                                      -------------      -------------      -------------
                                                         1,077,024            241,731          1,429,360
                                                      -------------      -------------      -------------

(Loss) from operations                                  (1,077,024)          (241,731)        (1,429,360)

Other expense:
  Interest                                                  43,007              5,571             48,578
                                                      -------------      -------------      -------------

Net (loss)                                            $ (1,120,031)      $   (247,302)      $ (1,477,938)
                                                      =============      =============      =============

Per share information - basic and fully diluted:

  Weighted average shares outstanding                   16,512,821         16,000,000         16,090,445
                                                      =============      =============      =============

  Net (loss) per share                                $      (0.07)      $      (0.02)      $      (0.09)
                                                      =============      =============      =============

                           See the accompanying notes to the financial statements.


                                              (A DEVELOPMENT STAGE COMPANY)
                                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
                                PERIOD FROM INCEPTION (MAY 8, 2000) TO DECEMBER 31, 2002

                                                                                                      (Deficit)
                                                                                                     Accumulated
                                                                 Common Stock          Additional     During the
                                                          --------------------------    Paid in      Development
                                                             Shares        Amount       Capital         Stage          Total
                                                          ------------  ------------  ------------   ------------   ------------
Beginning balance                                                  --   $        --   $        --    $        --    $        --

Common shares issued for services at $.001 per share
  during May 2000                                          16,000,000         8,000            --             --          8,000
Contribution of officers' salaries to capital                      --            --       100,000             --        100,000
Reclassification of paid in capital                                --         8,000        (8,000)            --             --
Net (loss) for the period                                          --            --            --       (110,605)      (110,605)
                                                          ------------  ------------  ------------   ------------   ------------
Balance December 31, 2000                                  16,000,000        16,000        92,000       (110,605)        (2,605)

Contribution of officers' salaries to capital                      --            --       200,000             --        200,000
Net (loss) for the year                                            --            --            --       (247,302)      (247,302)
                                                          ------------  ------------  ------------   ------------   ------------
Balance at December 31, 2001                               16,000,000        16,000       292,000       (357,907)       (49,907)

Issuance of shares in conjunction with recapitalization     3,926,589         3,926        (3,926)            --             --
Common shares issued for services at $.001 per share
 during September 2002                                         73,411            74            --             --             74
Contribution of officers' salaries to capital                      --            --       200,000             --        200,000
Net (loss) for the year                                            --            --            --     (1,120,031)    (1,120,031)
                                                          ------------  ------------  ------------   ------------   ------------
Balance at December 31, 2002                               20,000,000   $    20,000   $   488,074    $(1,477,938)   $  (969,864)
                                                          ============  ============  ============   ============   ============

                                See the accompanying notes to the financial statements.


                                              BONGIOVI ENTERTAINMENT, INC.
                                              (A DEVELOPMENT STAGE COMPANY)
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     THE YEARS ENDED DECEMBER 31, 2002 AND 2001 AND
                              THE PERIOD FROM INCEPTION (MAY 8, 2000) TO DECEMBER 31, 2002

                                                                        Year Ended        Year Ended       Inception to
                                                                       December 31,      December 31,      December 31,
                                                                           2002              2001              2002
                                                                       ------------      ------------      ------------
Cash flows from operating activities:
Net (loss)                                                             $(1,120,031)      $  (247,302)      $(1,477,938)
 Adjustments to reconcile net (loss) to net cash (used in)
 operating activities:
 Common shares issued for non cash consideration                                74                --             8,074
 Note payable issued for services                                          600,000                --           600,000
 Contribution of salaries by officers                                      200,000           200,000           500,000
 Increase in artist advance royalties                                      (79,795)         (112,191)         (241,125)
 Increase in accounts payable and accrued expenses - shareholders          123,903           113,691           289,338
 Increase in accounts payable and accrued expenses                         111,740            13,945           125,685
                                                                       ------------      ------------      ------------
Net cash (used in) operating activities                                   (164,109)          (31,857)         (195,966)
                                                                       ------------      ------------      ------------

Cash flows from investing activities:
Net cash (used in) investing activities                                         --                --                --
                                                                       ------------      ------------      ------------

Cash flows from financing activities:
  Bank overdraft                                                               531                --               531
  Proceeds from loans payable                                               60,000                --            60,000
  Proceeds from related party advances                                       8,435                --             8,435
  Proceeds from convertible notes                                           95,000            32,000           127,000
                                                                       ------------      ------------      ------------
Net cash provided by financing activities                                  163,966            32,000           195,966
                                                                       ------------      ------------      ------------

Net increase (decrease) in cash                                               (143)              143                --

Beginning - cash balance                                                       143                --                --
                                                                       ------------      ------------      ------------

Ending - cash balance                                                  $        --       $       143       $        --
                                                                       ============      ============      ============

Supplemental cash flow information:
  Cash paid for income taxes                                           $        --       $        --       $        --
                                                                       ============      ============      ============
  Cash paid for interest                                               $        --       $        --       $        --
                                                                       ============      ============      ============

                                See the accompanying notes to the financial statements.

                          Bongiovi Entertainment, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2002

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Bongiovi Entertainment, Inc. (the Company) was incorporated May 8, 2000 under the laws of the State of Florida. The Company is an entertainment content provider and independent record label and intends to conduct operations in the music industry. The Company has chosen December 31 as a year-end and is in the development stage.

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

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany accounts and balances have been eliminated in consolidation.

Revenue Recognition

The Company recognizes revenue when services are provided or products are shipped and presented net of returns.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Artist Advance Royalties

The Company records recoverable advances on royalties to artists as an asset. These costs, which include production, publicity and other related charges, are recovered from sales of recorded media prior to the artist receiving royalty payments. At such time as the Company determines that a project is no longer economically feasible any costs related to the project are charged to operations.

As of December 31, 2002 the Company had no commitments for advances to artists or guaranteed future royalties.

                          Bongiovi Entertainment, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2002

Cost of Record Masters

The Company will record the cost of record masters as an asset and amortize these costs over the estimated lives of the recorded media to which they relate.

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2002. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and convertible notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

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

Net Income (Loss) Per Common Share

The Company calculates net income (loss) per share as required by Statement of Financial Accounting Standards (SFAS) 128, "Earnings per Share." Basic earnings
(loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings
(loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods in which the Company incurs losses common stock equivalents, if any, are not considered, as their effect would be anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Advertising Costs

Advertising costs are charged to expense as incurred. Advertising costs charged to expense included in selling, general and administrative expenses, amounted to $500, $0 and $7,000 during the years ended December 31, 2002 and 2001 and the period from inception to December 31, 2002.

                          Bongiovi Entertainment, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2002

Segment Information

The Company follows SFAS 131, Disclosures about "Segments of an Enterprise and Related Information." Certain information is disclosed, per SFAS 131, based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

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

The Company accounts for stock based compensation in accordance with SFAS 123, "Accounting for Stock-Based Compensation." The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" (APB 25) but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

Recent Pronouncements

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS 148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS 123." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value-based method of accounting prescribed by APB 25. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic value-based method of accounting, and has adopted the disclosure requirements of SFAS 123. The Company currently does not anticipate adopting the provisions of SFAS 148.

In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 provides new guidance on the recognition of costs associated with exit or disposal activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal

                          Bongiovi Entertainment, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2002

plan. SFAS 146 supercedes previous accounting guidance provided by the EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." EITF Issue No. 94-3 required recognition of costs at the date of commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Early application is permitted. The adoption of SFAS 146 by the Company is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, this statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," will now be used to classify those gains and losses. The provisions of SFAS 145 related to the classification of debt extinguishment are effective for years beginning after May 15, 2002. The adoption of SFAS 145 by the Company is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

In November 2001, the EITF of the FASB issued EITF 01-9 "Accounting for Consideration Given by a Vendor to a Subscriber (Including a Reseller of the Vendor's Products)." EITF 01-9 provides guidance on when a sales incentive or other consideration given should be a reduction of revenue or an expense and the timing of such recognition. The guidance provided in EITF 01-9 is effective for financial statements for interim or annual periods beginning after December 15, 2001. The adoption of EITF 01-9 by the Company did not have a material impact on the Company's financial statements.

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 provides new guidance on the recognition of impairment losses on long-lived assets with definite lives to be held and used or to be disposed of and also issued the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 did not have a material impact on the Company's financial position, results of operations, or cash flows.

In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which provides for non-amortization of goodwill and intangible assets that have indefinite useful lives, annual tests of impairments of those assets and interim tests of impairment when an event occurs that more likely than not has reduced the fair value of such assets. The statement also provides specific guidance about how to determine and measure goodwill impairments, and requires additional disclosure of information about goodwill and other intangible assets. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001, and applied to all goodwill and other

                          Bongiovi Entertainment, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2002

intangible assets recognized in the financial statements at that date. Goodwill and intangible assets acquired after June 30, 2001 will be subject to the non-amortization provisions of the statement. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements had not been issued previously. The Company's adoption of the provisions of SFAS 142 did not have a material impact on the Company's financial position, results of operations or cash flows.

In June 2001, the FASB issued SFAS 141, "Business Combinations," which is effective for all business combinations initiated after June 30, 2001. SFAS 141 requires companies to account for all business combinations using the purchase method of accounting, recognize intangible assets if certain criteria are met, as well as provide additional disclosures regarding business combinations and allocation of purchase price. The adoption of SFAS 141 did not have a material impact on the Company's financial position, results of operations or cash flows.

Note 2. BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the year ended December 31, 2002 and the period from inception to December 31, 2002, the Company incurred net losses of $1,120,031 and $1,477,938 and has a working capital deficit of $1,233,489 and a stockholders' deficit of $969,864 at December 31, 2002. In addition, the Company has no revenue generating operations.

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

NOTE 3. RELATED PARTY TRANSACTIONS

During the years ended December 31, 2002 and 2001 and the period from inception to December 31, 2002 the Company utilized a recording studio owned by its shareholders and incurred charges aggregating $40,040, $29,210 and $90,687. At December 31, 2002 $89,993 of these amounts remains unpaid.

During the years ended December 31, 2002 and 2001 and the period from inception to December 31, 2002 the shareholders of the Company paid expenses on behalf of the Company aggregating $32,306, $96,122 and $215,598. At December 31, 2002 $215,598 of these amounts remain unpaid. In addition the Company has accrued $14,682 in interest related to these advances through December 31, 2002.

                          Bongiovi Entertainment, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2002

Through December 31, 2002 the Company made non-interest bearing cash advances to an officer aggregating $22,500.

NOTE 4. NOTES PAYABLE AND ADVANCES PAYABLE

Convertible Notes Payable

From inception to December 31, 2001 the Company borrowed an aggregate of $32,000 pursuant to the issuance of convertible notes payable and during the year ended December 31, 2002 the Company borrowed an additional $95,000 pursuant to the issuance of convertible notes payable. The notes bear interest at a rate of 8% per annum. The notes issued through 2001 are in default and are convertible into 12,800 shares of the Company's common stock at the option of the holder. The notes issued in 2002 are due from April through July 2003 and are convertible into 19,000 shares of the Company's common stock at the option of the holder.

Note Payable

In conjunction with the recapitalization of the Company in September 2002 (see
Note 1) the Company incurred debt for services provided pursuant to a promissory note in the amount of $600,000 with interest at 8% per annum. In addition, the notes provides for a penalty of 5% of any late payment plus an additional 10% penalty on such amount due every 30 days thereafter until paid. The note is payable in monthly installments commencing on November 10, 2002. Each payment shall be the greater of $100,000 or 20% of the net equity proceeds received by the Company in the period since the last payment date. The balance of the note is due on April 30, 2003. The holder is entitled to convert any unpaid principal at April 30, 2003 into common shares of the Company at a conversion price equal to 70% of the average closing bid price of the Company's common stock for the 10 lowest of the 30 days preceding the conversion date. At December 31, 2002 $26,000 in interest and penalty has been accrued.

Other

During August through October 2002 the Company borrowed $60,000 from various third parties pursuant to advances with interest computed at 8% per annum. These amounts are due on demand.

NOTE 5. INCOME TAXES

The Company accounts for income taxes under SFAS 109, which requires use of the liability method. SFAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

                          Bongiovi Entertainment, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2002

         Income tax provision at
          the federal statutory rate                                34 %
         Effect of operating losses                                (34)%
                                                                  ------
                                                                       -
                                                                  ======

As of December 31, 2002, the Company has a net operating loss carryforward of approximately $977,000. This loss will be available to offset future taxable income. If not used, this carryforward will expire through 2022. The deferred tax asset of approximately $332,000 relating to the operating loss carryforward has been fully reserved at December 31, 2002. The significant difference between the net operating loss recorded on the Company's books and the loss reported for income tax purposes results from the contribution of salaries by officers aggregating $500,000 to the Company's capital.

NOTE 6. STOCKHOLDERS' (DEFICIT)

Common stock

At inception the Company issued 16,000,000 shares of common stock to officers for services valued at their approximate fair market value of $8,000.

During September 2002 the Company issued 3,926,589 shares of common stock in conjunction with the reorganization described in Note 1. In addition, the Company issued 73,411 shares of common stock for services during September 2002 valued the fair market value of the shares issued of $74.

During the years ended December 31, 2002 and 2001 and the period from inception to December 31, 2002 officers of the Company contributed salaries aggregating $200,000, $200,000 and $500,000 to the Company's capital.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table reflects all forms of compensation for the services to us for the fiscal years ended December 31, 2002 and 2001.

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

                                             Other                Securities               All
Name                                        Annual    Restricted    Under-                Other
And                                         Compen-     Stock       lying      LTIP       Compen-
Principal                                   sation     Award(s)    Options/   Payouts     sation
Position          Year  Salary($) Bonus($)    ($)        ($)        SARs(#)     ($)        ($)
--------------------------------------------------------------------------------------------------
Danny L. McGill   2001  $80,000*    0          0           0          0          0          0
 Director, CEO    2002  $0          0          0           0          0          0          0
 & President
Jeffrey Lim       2001  $60,000*    0          0           0          0          0          0
 Director &       2002  $0          0          0           0          0          0          0
 Secretary
Urban Smedeby     2002  $0          0          0           0          0          0          **
 Director &
 President
Jack Thomsen      2002  $0          0          0           0          0          0          **
 Director &
 Treasurer,
Secretary
Andre Peschong    2002  $0          0          0           0          0          0          **
 Director &
 Vice-President
--------------------------------------------

*The compensation has been paid for the fiscal year ended June 30, 2001.
**Messrs. Smedeby, Thomsen and Peshong received a total of 73,411 shares of common stock of the Company for their services as officers and directors of the Company. Such shares were issued to the corporation controlled by Messrs.
Smedeby, Thomsen and Peshong.


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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following sets forth the number of shares of our $.001 par value common stock beneficially owned by (i) each person who, as of the date hereof, was known by us to own beneficially more than five percent (5%) of our issued and outstanding common stock; (ii) each of the named Executive Officers; (iii) the individual Directors; and (iv) the Officers and Directors as a group. As of May 1, 2003, there were 20,200,000 common shares issued and outstanding.

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

During fiscal year ended December 31, 2002, the holder of the convertible note in the principal amount of $500,000, paid certain operating expenses of the Company equal to $15,463. Such loan was subsequently cancelled as consideration for such holder's purchase of the Company's common stock in September, 2002.

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

---------------------

* Previously filed with the Securities and Exchange Commission.

Reports of Form 8-K

         Form 8-K was filed in November, 2001; Item 2. Disposition of Assets.

ITEM 14. CONTROLS AND PROCEDURES.

The Company has disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended) to ensure that material information contained in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely and accurate basis. The Company's principal executive officer and principal financial officer have reviewed and evaluated the Company's disclosure controls and procedures within 90 days prior to the filing date of this report. Based on such evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective at ensuring that material information is recorded, processed, summarized and reported on a timely and accurate basis in the Company's filings with the Securities and Exchange Commission. Since such evaluation there have not been any significant changes in the Company's internal controls, or in other factors that could significantly affect these controls

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on behalf by the undersigned, thereunto duly authorized.

                                               Bongiovi Entertainment, Inc.

Date: May 14, 2003                         By: /s/ Ronald E. Simmons
                                                   -----------------------------
                                                   Ronald E. Simmons
                                                   Chairman and CEO

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                        Title                                 Date
----------                        -----                                 ----

/s/ Ronald E. Simmons             Chairman, CEO & Director          May 14, 2003
--------------------
Ronald E. Simmons

/s/ Anthony C. Bongiovi, Jr.      President & Director              May 14, 2003
----------------------------
Anthony C. Bongiovi, Jr.

/s/ Joseph G. Butera, Jr.         Vice President, Treasurer,        May 14, 2003
-------------------------         Assistant Secretary and Director
Joseph G. Butera, Jr.

                                 CERTIFICATIONS

I, Ronald E. Simmons, Chief Executive Officer and Chairman of Bongiovi Entertainment, Inc. certify that:

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

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant, as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003                      /s/ Ronald E. Simmons
                                       -----------------------------
                                       Ronald E. Simmons,Chief Executive Officer
                                       and Chairman

I, Joseph G. Butera, Vice President, Chief Financial Officer and Assistant Secretary of Bongiovi Entertainment, Inc. certify that:

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

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant, as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003                      /s/ Joseph G. Buters
                                        -----------------------------
                                        Joseph G. Butera
                                        Vice President, Chief Financial Officer
                                        and Assistant Secretary