Form 10QSB/A
period 2002-09-30
BONGIOVI ENTERTAINMENT INC
filed 2003-05-16
CIK 833837

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A-2

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

                          BONGIOVI ENTERTAINMENT, INC.
                    (FORMERLY INTERRUPTION TELEVISION, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2002
                                   (RESTATED)
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
  Cash                                                              $     7,098
  Receivable from officer                                                22,500
  Advance royalties                                                     276,883
                                                                    ------------
    Total current assets                                            $   306,481
                                                                    ============

         LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Due to shareholders                                               $   266,825
  Convertible debentures                                                127,000
  Loans payable                                                          50,000
  Note payable                                                          600,000
  Accrued expenses - shareholders                                        11,392
  Accounts payable and accrued expenses                                  55,207
                                                                    ------------
      Total current liabilities                                       1,110,424
                                                                    ------------

STOCKHOLDERS' (DEFICIT)
  Preferred stock, $.001 par value, 10,000,000 shares
   authorized, none issued and outstanding                                   --
  Common stock, $.001 par value, 100,000,000
   shares authorized, 20,000,000 shares
   issued and outstanding                                                20,000
  Additional paid in capital                                            437,000
  (Deficit) accumulated during the development stage                 (1,260,943)
                                                                    ------------
                                                                       (803,943)
                                                                    ------------
                                                                    $   306,481
                                                                    ============

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
                              THE PERIOD FROM INCEPTION (May 8, 2000) TO SEPTEMBER 30, 2002
                                                       (UNAUDITED)

                                                             Three Months                       Nine Months             Inception to
                                                   ------------------------------    ------------------------------    September 30,
                                                        2002             2001             2002             2001            2002
                                                   -------------    -------------    -------------    -------------    -------------
                                                     (Restated)                        (Restated)                        (Restated)
REVENUE
   Net sales                                       $         --     $         --     $         --     $         --     $         --
                                                   -------------    -------------    -------------    -------------    -------------

OPERATING COSTS AND EXPENSES
   General and administrative                           754,423           69,463          913,037          174,608        1,243,767
                                                   -------------    -------------    -------------    -------------    -------------

OTHER EXPENSES:
   Interest expense                                       5,800            1,692           11,565            3,200           17,176
                                                   -------------    -------------    -------------    -------------    -------------

NET (LOSS)                                         $   (760,223)    $    (71,155)    $   (924,602)    $   (177,808)    $ (1,260,943)
                                                   =============    =============    =============    =============    =============

PER SHARE INFORMATION (basic and fully diluted)

Weighted average common shares outstanding           17,304,348       16,000,000       16,439,560       16,000,000       16,137,143
                                                   =============    =============    =============    =============    =============

(Loss) per share                                   $      (0.04)    $      (0.00)    $      (0.06)    $      (0.01)    $      (0.08)
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
                                             (UNAUDITED)

                                                                                Inception to
                                                                                September 30,
                                                    2002            2001            2002
                                                 ----------      ----------      ----------
                                                 (Restated)                      (Restated)
Cash flow from operating activities:
  Net cash (used in) operating activities        $(185,846)      $(100,023)      $(340,253)
                                                 ----------      ----------      ----------

Cash flows from investing activities:
  Net cash provided by investing activities             --              --              --
                                                 ----------      ----------      ----------

Cash flows from financing activities:
  Net cash provided by financing activities        192,802         105,200         347,351
                                                 ----------      ----------      ----------

Increase in cash                                     6,956           5,177           7,098

Cash -  beginning of period                            142              --              --
                                                 ----------      ----------      ----------

Cash - end of period                             $   7,098       $   5,177       $   7,098
                                                 ==========      ==========      ==========

Supplemental Cash Flow Disclosures:
Cash paid for:
 Interest                                        $      --       $      --       $      --
                                                 ==========      ==========      ==========
 Income taxes                                    $      --       $      --       $      --
                                                 ==========      ==========      ==========

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

(4) Notes payable

Related Parties

Through September 2002 certain affiliates of the Company advanced the Company an aggregate of $266,825. These advances bear interest at 6% per annum and are due on demand.

Other

During August and September 2002 the Company borrowed $50,000 pursuant to demand notes with interest at 8% per annum.

In conjunction with the recapitalization of the Company in September 2002 (see
Note 2) the Company incurred debt for services provided pursuant to a promissory note in the amount of $600,000 with interest at 8% per annum exclusive of interest charged for late payments. The note is payable in monthly installments commencing on November 10, 2002. Each payment shall be the greater of $100,000 or 20% of the net equity proceeds received by the Company in the period since the last payment date. The balance of the note is due on April 30, 2003. The holder is entitled to convert any unpaid principal at April 30, 2003 into common shares of the Company at a conversion price equal to 70% of the average closing bid price of the Company's common stock for the 10 lowest of the 30 days preceding the conversion date. To date no payments have been made.

(5)      Convertible Debentures

Through September 2002 the Company borrowed an aggregate of $127,000 pursuant to the issuance of convertible debentures. The debentures bear interest at a rate of 8% per annum and are due 1 year from the date of issuance. An aggregate of $32,000 of the debentures are in default and are convertible into 12,800 shares of the Company's common stock at the option of the holder and an aggregate of $95,000 of the debentures are due between April 2003 and August 2003 and are convertible into 19,000 shares of the Company's common stock at the option of the holder.

(6) Stockholders' (Deficit)

During the period ended September 30, 2002 and from inception officers of the Company contributed an aggregate of $150,000 and $450,000 in unpaid salaries to the capital of the Company.

(7)      Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period ended September 30, 2002 and from inception, the Company incurred net losses of $924,602 and $1,260,943 and has working capital and stockholder deficits of $803,943 at September 30, 2002.

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

(8)      Correction of An Error

During April 2003 the Company determined that a certain note in the amount of $600,000 had not been recorded on its books (see Note 4).

The accompanying financial statements have been restated to reflect the above correction. The adjustment increased the net loss for the nine months and three months ended September 30, 2002 as previously reported from $(324,602) and $(160,223) to $(924,602) and $(760,223) or $(.04) and $(.03) per share.

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

         Our net loss for the three months period ending September 30, 2002 was ($760,223) (unaudited)compared to our net loss for the three months period ending September 30, 2001 which was ($71,155).

         Our general and administrative expenses from inception until September 30, 2002 were $1,243,767. Our general and administrative expenses for the three months ended September 30, 2001 were $69,463 (unaudited). Our general and administrative expenses for the three months ended September 30, 2002 were $754,423 (unaudited), which primarily include contributed officer salaries and legal and accounting fees.

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

                                 Dated:   May 14, 2003

                                  CERTIFICATION

We, Ronald E. Simmons, Chairman and CEO, and Joe Butera, Chief Financial Officer, certify that:

1. We have reviewed this quarterly report on Form 10-QSB/A-2 of Bongiovi Entertainment, Inc. (the "registrant");

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

5/14/03                                   /s/ Ronald E. Simmons
---------------                            -------------------------------------
Date                                       Chairman and Chief Executive Officer

5/14/03                                   /s/Joseph G. Butera, Jr.
---------------                            -------------------------------------
Date                                       Principal Financial Officer