Form 10QSB
period 2003-03-31
BONGIOVI ENTERTAINMENT INC
filed 2003-05-20
CIK 833837

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report filed under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2003
                                       or

[ ]     Transitional report filed under Section 13 or 15 (d) of the
        Exchange Act.

                           Commission File No. 0-23365

                          BONGIOVI ENTERTAINMENT, INC.
                          ----------------------------
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

Issuer's telephone number: (772) 879-0578
                           --------------

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

                          BONGIOVI ENTERTAINMENT, INC.
                    (FORMERLY INTERRUPTION TELEVISION, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2003
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
  Cash                                                              $       853
                                                                    ------------

OTHER ASSETS:
  Advance royalties                                                     260,633
                                                                    ------------

                                                                    $   261,486
                                                                    ============


                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Due to shareholders                                               $   314,698
  Convertible debentures                                                147,000
  Loans payable                                                          60,000
  Note payable                                                          600,000
  Accrued expenses                                                      214,695
  Accounts payable                                                      118,750
                                                                    ------------
      Total current liabilities                                       1,455,143
                                                                    ------------


STOCKHOLDERS' (DEFICIT)
  Preferred stock, $.001 par value, 10,000,000 shares
   authorized, none issued and outstanding                                   --
  Common stock, $.001 par value, 100,000,000
   shares authorized, 20,200,000 shares
   issued and outstanding                                                20,200
  Additional paid in capital                                            653,874
  (Deficit) accumulated during the development stage                 (1,867,731)
                                                                    ------------
                                                                     (1,193,657)

                                                                    $   261,486
                                                                    ============

      See the accompanying notes to the consolidated financial statements.


                                         BONGIOVI ENTERTAINMENT, INC.
                                   (FORMERLY INTERRUPTION TELEVISION, INC.)
                                         (A DEVELOPMENT STAGE COMPANY)
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                THREE MONTHS ENDED MARCH 31, 2003 AND 2002, AND
                           THE PERIOD FROM INCEPTION (May 8, 2000) TO MARCH 31, 2003
                                                  (UNAUDITED)

                                                                                       Inception to
                                                                                         March 31,
                                                         2003             2002             2003
                                                     ------------      -----------     -----------
REVENUE
   Net sales                                         $        --       $       --      $       --
                                                     ------------      -----------     -----------

OPERATING COSTS AND EXPENSES
   General and administrative                            204,713               --       1,634,073
                                                     ------------      -----------     -----------

OTHER EXPENSES:
   Interest expense                                      185,080               --         233,658
                                                     ------------      -----------     -----------

NET (LOSS)                                           $  (389,793)      $       --      $1,867,731)
                                                     ============      ===========     ===========

PER SHARE INFORMATION (basic and fully diluted)

Weighted average common shares outstanding            20,131,111       16,000,000       5,496,406
                                                     ============      ===========     ===========

(Loss) per share                                     $     (0.02)      $       --      $    (0.12)
                                                     ============      ===========     ===========

                See the accompanying notes to the consolidated financial statements.


                                    BONGIOVI ENTERTAINMENT, INC.
                              (FORMERLY INTERRUPTION TELEVISION, INC.)
                                    (A DEVELOPMENT STAGE COMPANY)
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                           THREE MONTHS ENDED MARCH 31, 2003 AND 2002, AND
                      THE PERIOD FROM INCEPTION (May 8, 2000) TO MARCH 31, 2003
                                             (UNAUDITED)

                                                                               Inception to
                                                                                 March 31,
                                                    2003            2002           2003
                                                 ----------      ----------     ----------
Cash flow from operating activities:
  Net cash (used in) operating activities        $ (19,147)      $      --      $(215,113)
                                                 ----------      ----------     ----------

Cash flows from investing activities:
  Net cash provided by investing activities             --              --             --
                                                 ----------      ----------     ----------

Cash flows from financing activities:
  Net cash provided by financing activities         20,000              --        215,966
                                                 ----------      ----------     ----------

Increase in cash                                       853              --            853

Cash -  beginning of period                             --              --             --
                                                 ----------      ----------     ----------

Cash - end of period                             $     853       $      --      $     853
                                                 ==========      ==========     ==========

                See the accompanying notes to the consolidated financial statements.

                          Bongiovi Entertainment, Inc.
                    (Formerly Interruption Television, Inc.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                 March 31, 2003
                                   (Unaudited)

(1)      Basis Of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information refer to the financial statements of Bongiovi Entertainment, Inc. for the years ended December 31, 2002 and 2001 included in the filing on Form 10-KSB.

(2)      Earnings Per Share

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

(3)      Notes payable

Related Parties

Through March 31, 2003 certain affiliates of the Company advanced the Company an aggregate of $314,698. These advances bear interest at 6% per annum and are due on demand.

Other

In conjunction with the recapitalization of the Company in September 2002 the Company incurred debt for services provided pursuant to a promissory note in the amount of $600,000 with interest at 8% per annum exclusive of interest charged for late payments. The note is payable in monthly installments commencing on November 10, 2002. Each payment shall be the greater of $100,000 or 20% of the net equity proceeds received by the Company in the period since the last payment date. The balance of the note is due on April 30, 2003. The holder is entitled to convert any unpaid principal at April 30, 2003 into common shares of the Company at a conversion price equal to 70% of the average closing bid price of the Company's common stock for the 10 lowest of the 30 days preceding the conversion date. To date no payments have been made and as of the date of this filing the note is in default. Through March 31, 2003 the Company accrued a total of $204,000 in interest and penalties related to this note. The company is currently attempting to renegotiate the terms and conditions of the note.

(4)      Convertible Debentures

Through March 2003 the Company borrowed an aggregate of $147,000 pursuant to the issuance of convertible debentures. The debentures bear interest at a rate of 8% per annum and are due one year from the date of issuance. An aggregate of $32,000 of the debentures are in default and are convertible into 12,800 shares of the Company's common stock at the option of the holder and an aggregate of $115,000 of the debentures are due between April 2003 and January 2004 and are convertible into 23,000 shares of the Company's common stock at the option of the holder.

(5)      Stockholders' (Deficit)

During the period ended March 31, 2003 and from inception officers of the Company contributed an aggregate of $50,000 and $550,000 in unpaid salaries to the capital of the Company.

During February 2003 the Company issued 200,000 shares of its common stock for services. These shares were valued at their fair market value on the date it was agreed the shares would be issued of $116,000.

(6)      Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period ended March 31, 2003 and from inception, the Company incurred net losses of $389,793 and $1,867,731 and has working capital and stockholder deficits of $1,454,290 and $1,193,657 at March 31, 2003.

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

         Our net loss for the three months period ending March 31, 2003, was ($389,793) (unaudited)compared to our net loss for the three months period ending March 31, 2000, which was ($0).

         Our general and administrative expenses from inception until March 31, 2003, were $1,634,073. Our general and administrative expenses for the three months ended March 31, 2003 were $204,713 (unaudited). Our general and administrative expenses for the three months ended March 31, 2002 were $0 (unaudited).

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

         The unaudited financial statements for the quarter ending March 31, 2002 have not been reviewed by the Company's auditor.

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

PART II  -   OTHER INFORMATION

ITEM 1   -   LEGAL PROCEEDINGS
             NONE

ITEM 2   -   CHANGES IN SECURITIES

ITEM 3   -   DEFAULTS UPON SENIOR SECURITIES
             NONE

ITEM 4   -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
             HOLDERS
             NONE

ITEM 5   -   OTHER INFORMATION
             NONE

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits     Exhibit No.        Description
    --------     -----------        -----------
                 Exhibit 99.1       CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                                    AND CHIEF FINANCIAL OFFICER

(b) Reports on Form 8-K and 8-K/A were filed during the quarter ended March 31, 2003.

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

                                 Dated:   May 20, 2003

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

05/20/03                                   /s/ Ronald E. Simmons
---------------                            -------------------------------------
Date                                       Chairman and Chief Executive Officer

05/20/03                                   /s/Joseph G. Butera, Jr.
---------------                            -------------------------------------
Date                                       Principal Financial Officer