Form 10QSB
period 2003-06-30
BONGIOVI ENTERTAINMENT INC
filed 2003-08-14
CIK 833837

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report filed under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2003
                                       or

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of August 11, 2003, there were 20,200,000 shares of Common Stock, par value $.001 per share, outstanding.

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

                          BONGIOVI ENTERTAINMENT, INC.
                    (FORMERLY INTERRUPTION TELEVISION, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2003
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
  Cash                                                              $     3,046
                                                                    ------------

OTHER ASSETS
  Advance royalties                                                     282,656
                                                                    ------------

                                                                    $   285,702
                                                                    ------------

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Due to shareholders                                               $   336,938
  Convertible debentures                                                144,500
  Loans payable                                                         130,000
  Note payable                                                          600,000
  Accrued expenses                                                      430,403
  Accounts payable                                                      103,655
                                                                    ------------
      Total current liabilities                                       1,745,496
                                                                    ------------

STOCKHOLDERS' (DEFICIT)
  Preferred stock, $.001 par value, 10,000,000 shares
   authorized, none issued and outstanding                                   --
  Common stock, $.001 par value, 100,000,000
   shares authorized, 20,200,000 shares
   issued and outstanding                                                20,200
  Additional paid in capital                                            703,874
  (Deficit) accumulated during the development stage                 (2,183,868)
                                                                    ------------
                                                                     (1,459,794)
                                                                    ------------
                                                                    $   285,702
                                                                    ============



      See the accompanying notes to the consolidated financial statements.


                                                  BONGIOVI ENTERTAINMENT, INC.
                                            (FORMERLY INTERRUPTION TELEVISION, INC.)
                                                  (A DEVELOPMENT STAGE COMPANY)
                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                     THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2003, AND
                                    THE PERIOD FROM INCEPTION (May 8, 2000) TO JUNE 30, 2003
                                                           (UNAUDITED)


                                                          Three Months                      Six Months            Inception to
                                                  -----------------------------   -----------------------------     June 30,
                                                      2002             2003           2002             2003           2003
                                                  -------------   -------------   -------------   -------------   -------------
REVENUE
   Net sales                                      $         --    $     16,683    $         --    $     16,683    $     16,683

OPERATING COSTS AND EXPENSES
   General and administrative                          100,480         114,079         158,614         318,792       1,748,152
                                                  -------------   -------------   -------------   -------------   -------------
                                                      (100,480)        (97,396)       (158,614)       (302,109)     (1,731,469)
                                                  -------------   -------------   -------------   -------------   -------------
OTHER EXPENSES:
   Interest expense                                         --         218,741           5,765         403,821         452,399
                                                  -------------   -------------   -------------   -------------   -------------
NET (LOSS)                                        $   (100,480)   $   (316,137)   $   (164,379)   $   (705,930)   $ (2,183,868)
                                                  =============   =============   =============   =============   =============
PER SHARE INFORMATION (basic and fully diluted)

Weighted average common shares outstanding          16,000,000      20,200,000      16,000,000      20,165,746      16,209,059
                                                  =============   =============   =============   =============   =============
(Loss) per share                                  $      (0.01)   $      (0.02)   $      (0.01)   $      (0.04)   $      (0.13)
                                                  =============   =============   =============   =============   =============



                              See the accompanying notes to the consolidated financial statements.




                            BONGIOVI ENTERTAINMENT, INC.
                      (FORMERLY INTERRUPTION TELEVISION, INC.)
                           (A DEVELOPMENT STAGE COMPANY)
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 2002 AND 2003, AND
              THE PERIOD FROM INCEPTION (May 8, 2000) TO JUNE 30, 2003
                                    (UNAUDITED)

                                                                       Inception to
                                                                         June 30,
                                                 2002         2003         2003
                                              ----------   ----------   ----------
Cash flow from operating activities:
  Net cash (used in) operating activities     $ (53,090)   $ (84,454)   $(300,450)
                                              ----------   ----------   ----------
Cash flows from investing activities:
  Net cash provided by investing activities          --           --           --
                                              ----------   ----------   ----------
Cash flows from financing activities:
  Net cash provided by financing activities      60,000       87,500      303,496
                                              ----------   ----------   ----------
Increase in cash                                  6,910        3,046        3,046

Cash -  beginning of period                         143           --           --
                                              ----------   ----------   ----------
Cash - end of period                          $   7,053    $   3,046    $   3,046
                                              ==========   ==========   ==========



        See the accompanying notes to the consolidated financial statements.


                          Bongiovi Entertainment, Inc.
                    (Formerly Interruption Television, Inc.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                  June 30, 2003
                                   (Unaudited)

(1)      Basis Of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information refer to the financial statements of Bongiovi Entertainment, Inc. as of December 31, 2002 and for each of the two years then ended included in the filing on Form 10-KSB.

(2)      Earnings Per Share

The Company calculates net income (loss) per share as required by SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods presented common stock equivalents were not considered, as their effect would be anti-dilutive.

(3)      Notes Payable

Related Parties

Through June 30, 2003 certain affiliates of the Company advanced the Company an aggregate of $336,938. These advances bear interest at 6% per annum and are due on demand.

Other

In conjunction with the recapitalization of the Company in September 2002 the Company incurred debt for services provided pursuant to a promissory note in the amount of $600,000 with interest at 8% per annum exclusive of interest charged for late payments. The note is payable in monthly installments commencing on November 10, 2002. Each payment shall be the greater of $100,000 or 20% of the net equity proceeds received by the Company in the period since the last payment date. The balance of the note was due on April 30, 2003. The holder was entitled to convert any unpaid principal at April 30, 2003 into common shares of the Company at a conversion price equal to 70% of the average closing bid price of the Company's common stock for the 10 lowest of the 30 days preceding the conversion date. To date no payments have been made and as of the date of this filing the note is in default. Through June 30, 2003 the Company accrued a total of $413,000 in interest and penalties related to this note.

(4)      Convertible Debentures and Loans Payable

Through June 2003 the Company borrowed an aggregate of $147,000 pursuant to the issuance of convertible debentures. The debentures bear interest at a rate of 8% per annum and are due one year from the date of issuance. During the period ended June 30, 2003 the Company repaid a convertible debenture with a face amount of $2,500 along with accrued interest aggregating $345. An aggregate of $89,500 of the debentures are in default. The balance of the debentures are due between July 2003 and January 2004. The debentures are convertible into an aggregate of 34,800 shares of the Company's common stock at the option of the holder.

During the period ended June 30, 2003 the Company borrowed $70,000 from third parties for working capital. The loans are due on demand and have no stated interest rate.

(5) Stockholders' (Deficit)

During the period ended June 30, 2003 and from inception officers of the Company contributed an aggregate of $100,000 and $600,000 in unpaid salaries to the capital of the Company.

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

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period ended June 30, 2003 and from inception, the Company incurred net losses of $705,930 and $2,183,868 and has working capital and stockholder deficits of $1,742,450 and $1,459,794 at June 30, 2003.

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

Overview of the Company's Business
----------------------------------

         Bongiovi Entertainment, Inc. (the "Company") is a Nevada corporation. The Company's previous name was "Interruption Television, Inc." The Company changed its name in September, 2002 in connection with the share exchange transaction described below.

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

         Our corporate offices are located at 649 South West Whitmore Drive, Port St. Lucie, Florida 34984. Our telephone number is (772) 879-0578.

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

         The company intends to raise up to US$5 million dollars in operating capital via private placement, however, the Company has been unsuccessful until now in its efforts.

         Our net loss for the six months period ending June 30, 2003, was ($705,930) (unaudited)compared to our net loss for the six months period ending June 30, 2002, which was ($164,379).

         Our general and administrative expenses from inception until June 30, 2003, were $1,748,152. Our general and administrative expenses for the six months ended June 30, 2003 were $318,792 (unaudited). Our general and administrative expenses for the six months ended June 30, 2002 were $158,614 (unaudited).

         Currently there are no signed contracts that will produce revenue and there can be no assurances that management will be successful in negotiating such contracts.

         Since inception, the Company has been in development mode of musical content.

         The unaudited financial statements for the quarter ending June 30, 2002 have not been reviewed by the Company's auditor.

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

PART II  -   OTHER INFORMATION

ITEM 1   -   LEGAL PROCEEDINGS
             NONE

ITEM 2   -   CHANGES IN SECURITIES

ITEM 3   -   DEFAULTS UPON SENIOR SECURITIES
             NONE

ITEM 4   -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
             HOLDERS
             NONE

ITEM 5   -   OTHER INFORMATION
             NONE

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits     Exhibit No.        Description
    --------     -----------        -----------
                 Exhibit 31         CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                                    AND CHIEF FINANCIAL OFFICER

                 Exhibit 32 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

(b)      No Reports were filed during the quarter ended June 30, 2003.

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

                                 Dated:   August 12, 2003