Form 10QSB
period 2003-09-30
BONGIOVI ENTERTAINMENT INC
filed 2003-12-17
CIK 833837

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report filed under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2003.
                                       or

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of October 31, 2003, there were 20,200,000 shares of Common Stock, par value $.001 per share, outstanding.

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

                          BONGIOVI ENTERTAINMENT, INC.
                    (FORMERLY INTERRUPTION TELEVISION, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
  Cash                                                           $        2,469
                                                                 ---------------

OTHER ASSETS
  Advance royalties                                                     289,981
                                                                 ---------------
                                                                 $      292,450
                                                                 ===============

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Due to shareholders                                            $      336,735
  Convertible debentures                                                144,500
  Loans payable                                                         155,000
  Note payable                                                          600,000
  Accrued expenses                                                      608,366
  Accounts payable                                                       94,705
                                                                 ---------------
      Total current liabilities                                       1,939,306
                                                                 ---------------

STOCKHOLDERS' (DEFICIT)
  Preferred stock, $.001 par value, 10,000,000 shares
   authorized, none issued and outstanding                                    -
  Common stock, $.001 par value, 100,000,000
   shares authorized, 20,200,000 shares
   issued and outstanding                                                20,200
  Additional paid in capital                                            637,874
  (Deficit) accumulated during the development stage                 (2,304,930)
                                                                 ---------------
                                                                     (1,646,856)
                                                                 ---------------
                                                                 $      292,450
                                                                 ===============

      See the accompanying notes to the consolidated financial statements.


                                                  BONGIOVI ENTERTAINMENT, INC.
                                            (FORMERLY INTERRUPTION TELEVISION, INC.)
                                                 (A DEVELOPMENT STAGE COMPANY)
                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                  THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2003, AND
                                 THE PERIOD FROM INCEPTION (May 8, 2000) TO SEPTEMBER 30, 2003
                                                          (UNAUDITED)

                                                          Three Months                      Nine Months           Inception to
                                                  -----------------------------   -----------------------------   September 30,
                                                      2002             2003            2002           2003            2003
                                                  -------------   -------------   -------------   -------------   -------------
REVENUE
   Net sales                                      $         --    $      8,384    $         --    $     25,067    $     25,067
                                                  -------------   -------------   -------------   -------------   -------------
OPERATING COSTS AND EXPENSES
   General and administrative                          754,423          63,678         913,037         266,470       1,695,830
                                                  -------------   -------------   -------------   -------------   -------------
                                                      (754,423)        (55,294)       (913,037)       (241,403)     (1,670,763)
                                                  -------------   -------------   -------------   -------------   -------------
OTHER EXPENSES:
   Interest expense                                      5,800         181,768          11,565         585,589         634,167
                                                  -------------   -------------   -------------   -------------   -------------
NET (LOSS)                                        $   (760,223)   $   (237,062)   $   (924,602)   $   (826,992)   $ (2,304,930)
                                                  =============   =============   =============   =============   =============
PER SHARE INFORMATION (basic and fully diluted)

Weighted average common shares outstanding          17,304,348      20,200,000      16,439,560      20,177,289      14,719,428
                                                  =============   =============   =============   =============   =============
(Loss) per share                                  $      (0.04)   $      (0.01)   $      (0.06)   $      (0.04)   $      (0.16)
                                                  =============   =============   =============   =============   =============

                              See the accompanying notes to the consolidated financial statements.

                                                                4


                           BONGIOVI ENTERTAINMENT, INC.
                     (FORMERLY INTERRUPTION TELEVISION, INC.)
                           (A DEVELOPMENT STAGE COMPANY)
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2003, AND
           THE PERIOD FROM INCEPTION (May 8, 2000) TO SEPTEMBER 30, 2003
                                    (UNAUDITED)

                                                                       Inception to
                                                                       September 30,
                                                 2002         2003         2003
                                              ----------   ----------   ----------
Cash flow from operating activities:
  Net cash (used in) operating activities     $(185,846)   $(110,031)   $(326,027)
                                              ----------   ----------   ----------
Cash flows from investing activities:
  Net cash provided by investing activities          --           --           --
                                              ----------   ----------   ----------
Cash flows from financing activities:
  Net cash provided by financing activities     192,802      112,500      328,496
                                              ----------   ----------   ----------

Increase in cash                                  6,956        2,469        2,469

Cash - beginning of period                          142           --           --
                                              ----------   ----------   ----------
Cash - end of period                          $   7,098    $   2,469    $   2,469
                                              ==========   ==========   ==========

       See the accompanying notes to the consolidated financial statements.

                                       5

                          Bongiovi Entertainment, Inc.
                    (Formerly Interruption Television, Inc.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                               September 30, 2003
                                   (Unaudited)

(1)      Basis Of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information refer to the financial statements of Bongiovi Entertainment, Inc. as of December 31, 2002 and for each of the two years then ended and from inception to December 31, 2002, included in the filing on Form 10-KSB.

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

(3)      Notes Payable

Due to Shareholders

Through September 30, 2003 certain affiliates of the Company advanced the Company an aggregate of $336,735. These advances bear interest at 6% per annum and are due on demand.

Other

In conjunction with the recapitalization of the Company in September 2002 the Company incurred debt for services provided pursuant to a promissory note in the amount of $600,000 with interest at 8% per annum exclusive of interest and penalties charged for late payments. The note is payable in monthly installments commencing on November 10, 2002. Each payment shall be the greater of $100,000 or 20% of the net equity proceeds received by the Company in the period since the last payment date. The balance of the note was due on April 30, 2003. The holder was entitled to convert any unpaid principal at April 30, 2003 into common shares of the Company at a conversion price equal to 70% of the average closing bid price of the Company's common stock for the 10 lowest of the 30 days preceding the conversion date. To date no payments have been made and as of the date of this filing the note is in default. Through September 30, 2003 the Company accrued a total of $588,000 in interest and penalties related to this note.

(4)      Convertible Debentures and Loans Payable

Through June 2003 the Company borrowed an aggregate of $147,000 pursuant to the issuance of convertible debentures. The debentures bear interest at a rate of 8% per annum and are due one year from the date of issuance. During the period ended September 30, 2003 the Company repaid a convertible debenture with a face amount of $2,500 along with accrued interest aggregating $345. An aggregate of $124,500 of the debentures are in default. The balance of the debentures are due during January 2004. The debentures are convertible into an aggregate of 34,800 shares of the Company's common stock at the option of the holder.

During the period ended September 30, 2003 the Company borrowed $95,000 from third parties for working capital. The loans are due on demand and have no stated interest rate.

(5)      Stockholders' (Deficit)

During the period ended September 30, 2003 and from inception officers of the Company contributed an aggregate of $150,000 and $650,000 in unpaid salaries to the capital of the Company.

During February 2003 the Company issued 200,000 shares of its common stock to an escrow account for sale to third parties.

(6)      Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period ended September 30, 2003 and from inception, the Company incurred net losses of $826,992 and $2,304,930 and has working capital and stockholder deficits of $1,936,837 and $1,646,856 at September 30, 2003.

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

(7)      Subsequent Event

During October 2003 the Company cancelled the 200,000 shares issued during February 2003 to an escrow agent. These shares will be retired by the Company.

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

         The Company anticipates that it will generate revenues from "musical unit" sales and licensing fees in the next 12 months from its musical catalogue and other entertainment related activities, but there can be no assurances of such revenues.

         Our net loss for the three months period ending September 30, 2003 was ($237,062) (unaudited)compared to our net loss for the three months period ending September 30, 2002 which was ($760,223).

         Our general and administrative expenses from inception until September 30, 2003 were $(1,695,830). Our general and administrative expenses for the three months ended September 30, 2002 were $(754,423) (unaudited). Our general and administrative expenses for the three months ended September 30, 2003 were $(63,678) (unaudited), which primarily include contributed officer salaries and legal and accounting fees.

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

         (a)      Exhibits

    Exhibit 31 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT

    Exhibit 32 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

         No reports on Form 8-K were filed during the quarter ended September 30, 2003.

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

                                 Dated:   December 12, 2003