Form 10QSB/A
period 2003-03-31
BONGIOVI ENTERTAINMENT INC
filed 2004-01-20
CIK 833837

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of January 15, 2004, there were 20,200,000 shares of Common Stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):

Yes      No X
   ---     ---

                                TABLE OF CONTENTS
--------------------------------------------------------------------------------

PART I FINANCIAL INFORMATION
                                                                            Page
                                                                            ----
Item 1. FINANCIAL STATEMENTS

    a. Balance Sheet                                                         3

    b. Statements of Operations                                              4

    c. Statements of Cash Flows                                              5

    d. Notes to Financial Statements                                        6-7

Item 2. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS           8-9

Item 3. CONTROLS AND PROCEDURES                                              9

PART II OTHER INFORMATION                                                   10

Item 1. LEGAL PROCEEDINGS                                                   10

Item 2. CHANGES IN SECURITIES                                               10

Item 3. DEFAULTS ON SENIOR SECURITIES                                       10

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 10

Item 5. OTHER INFORMATION                                                   10

Item 6. EXHIBITS AND REPORTS ON 8-K                                         10

SIGNATURE PAGE                                                              11

CERTIFICATION                                                               12

                          BONGIOVI ENTERTAINMENT, INC.
                    (FORMERLY INTERRUPTION TELEVISION, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2003
                                   (UNAUDITED)
                                   (Restated)

                                     ASSETS

CURRENT ASSETS
  Cash                                                              $       853
                                                                    ------------

OTHER ASSETS
  Advance royalties                                                     260,633
                                                                    ------------

                                                                    $   261,486
                                                                    ============

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Due to shareholders                                               $   314,698
  Convertible debentures                                                147,000
  Loans payable                                                          60,000
  Note payable                                                          600,000
  Accrued expenses                                                      214,695
  Accounts payable                                                      118,750
                                                                    ------------
      Total current liabilities                                       1,455,143
                                                                    ------------

STOCKHOLDERS' (DEFICIT)
  Preferred stock, $.001 par value, 10,000,000 shares
   authorized, none issued and outstanding                                   --
  Common stock, $.001 par value, 100,000,000
   shares authorized, 20,200,000 shares
   issued and outstanding                                                20,200
  Additional paid in capital                                            537,874
  (Deficit) accumulated during the development stage                 (1,751,731)
                                                                    ------------
                                                                     (1,193,657)

                                                                    $   261,486
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
                                             (UNAUDITED)

                                                                                        Inception to
                                                                                          March 31,
                                                        2003               2002             2003
                                                    -------------     -------------     -------------
                                                     (Restated)                          (Restated)
REVENUE
   Net sales                                        $         --      $         --      $         --
                                                    -------------     -------------     -------------

OPERATING COSTS AND EXPENSES
   General and administrative                             88,713            55,447         1,518,073
                                                    -------------     -------------     -------------

OTHER EXPENSES
   Interest expense                                      185,080             2,687           233,658
                                                    -------------     -------------     -------------

NET (LOSS)                                          $   (273,793)     $    (58,134)     $ (1,751,731)
                                                    =============     =============     =============

PER SHARE INFORMATION (basic and fully diluted)

Weighted average common shares outstanding            20,131,111        16,000,000        15,496,406
                                                    =============     =============     =============

(Loss) per share                                    $      (0.01)     $      (0.00)     $      (0.11)
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
                                       (UNAUDITED)

                                                                             Inception to
                                                                               March 31,
                                                   2003           2002           2003
                                                ----------     ----------     ----------
                                                (Restated)                    (Restated)
Cash flow from operating activities:
  Net cash (used in) operating activities       $ (19,147)     $     (46)     $(215,113)
                                                ----------     ----------     ----------

Cash flows from investing activities:
  Net cash provided by investing activities            --             --             --
                                                ----------     ----------     ----------

Cash flows from financing activities:
  Net cash provided by financing activities        20,000             --        215,966
                                                ----------     ----------     ----------

Increase (decrease) in cash                           853            (46)           853

Cash -  beginning of period                            --            143             --
                                                ----------     ----------     ----------

Cash - end of period                            $     853      $      97      $     853
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

(1)      Basis Of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information refer to the financial statements of Bongiovi Entertainment, Inc. as of December 31, 2002 and for each of the two years then ended and the period from inception to December 31, 2002, included in the filing on Form 10-KSB.

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

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period ended March 31, 2003 and from inception, the Company incurred net losses of $273,793 and $1,751,731 and has working capital and stockholder deficits of $1,454,290 and $1,193,657 at March 31, 2003.

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

(7)      Correction of an Error

The Company has restated its financial statements to correct an error in recording the issuance of 200,000 shares of common stock which were originally recorded as stock issued for services at a value of $116,000 in February 2003 however these shares were issued to an escrow account for sale to third parties. These shares were cancelled in October 2003. The effect of this restatement is to reduce the net loss for the three months ended March 31, 2003 by $116,000 or $.01 per share.

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

         Our net loss for the three months period ending March 31, 2003, was ($273,793) (unaudited) compared to our net loss for the three months period ending March 31, 2000, which was ($58,134).

         Our general and administrative expenses from inception until March 31, 2003, were $1,518,073. Our general and administrative expenses for the three months ended March 31, 2003 were $88,731 (unaudited). Our general and administrative expenses for the three months ended March 31, 2002 were $55,447 (unaudited).

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

                                 Dated:   January 15, 2004