Form 10QSB/A
period 2003-06-30
BONGIOVI ENTERTAINMENT INC
filed 2004-01-20
CIK 833837

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

                          BONGIOVI ENTERTAINMENT, INC.
                    (FORMERLY INTERRUPTION TELEVISION, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2003
                                   (UNAUDITED)
                                   (Restated)

                                     ASSETS

CURRENT ASSETS
  Cash                                                              $     3,046
                                                                    ------------

OTHER ASSETS
  Advance royalties                                                     282,656
                                                                    -----------*

                                                                    $   285,702
                                                                    ============

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Due to shareholders                                               $   336,938
  Convertible debentures                                                144,500
  Loans payable                                                         130,000
  Note payable                                                          600,000
  Accrued expenses                                                      430,403
  Accounts payable                                                      103,655
                                                                    ------------
      Total current liabilities                                       1,745,496
                                                                    ------------

STOCKHOLDERS' (DEFICIT)
  Preferred stock, $.001 par value, 10,000,000 shares
   authorized, none issued and outstanding                                   --
  Common stock, $.001 par value, 100,000,000
   shares authorized, 20,200,000 shares
   issued and outstanding                                                20,200
  Additional paid in capital                                            587,874
  (Deficit) accumulated during the development stage                 (2,067,868)
                                                                    ------------
                                                                     (1,459,794)

                                                                    $   285,702
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
                                      THE PERIOD FROM INCEPTION (May 8, 2000) TO JUNE 30, 2003
                                                             (UNAUDITED)

                                                            Three Months                       Six Months              Inception to
                                                   ------------------------------    ------------------------------       June 30,
                                                        2002             2003             2002             2003             2003
                                                   -------------    -------------    -------------    -------------    -------------
                                                                                                        (Restated)       (Restated)
REVENUE
   Net sales                                       $         --     $     16,683     $         --     $     16,683     $     16,683
                                                   -------------    -------------    -------------    -------------    -------------

OPERATING COSTS AND EXPENSES
   General and administrative                           100,480          114,079          158,614          202,792        1,632,152
                                                   -------------    -------------    -------------    -------------    -------------
                                                       (100,480)         (97,396)        (158,614)        (186,109)      (1,615,469)
                                                   -------------    -------------    -------------    -------------    -------------

OTHER EXPENSES:
   Interest expense                                          --          218,741            5,765          403,821          452,399
                                                   -------------    -------------    -------------    -------------    -------------

NET (LOSS)                                         $   (100,480)    $   (316,137)    $   (164,379)    $   (589,930)    $ (2,067,868)
                                                   =============    =============    =============    =============    =============

PER SHARE INFORMATION (basic and fully diluted)

Weighted average common shares outstanding           16,000,000       20,200,000       16,000,000       20,165,746       16,209,059
                                                   =============    =============    =============    =============    =============

(Loss) per share                                   $      (0.01)    $      (0.02)    $      (0.01)    $      (0.03)    $      (0.13)
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
                                     (UNAUDITED)

                                                                          Inception to
                                                                            June 30,
                                                  2002          2003          2003
                                               ----------    ----------    ----------
                                                             (Restated)    (Restated)
Cash flow from operating activities:
  Net cash (used in) operating activities      $ (53,090)    $ (84,454)    $(300,450)
                                               ----------    ----------    ----------

Cash flows from investing activities:
  Net cash provided by investing activities           --            --            --
                                               ----------    ----------    ----------

Cash flows from financing activities:
  Net cash provided by financing activities       60,000        87,500       303,496
                                               ----------    ----------    ----------

Increase in cash                                   6,910         3,046         3,046

Cash -  beginning of period                          143            --            --
                                               ----------    ----------    ----------

Cash - end of period                           $   7,053     $   3,046     $   3,046
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

During February 2003 the Company issued 200,000 shares of its common stock to an excrow account for sale to third parties.

(6)      Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period ended June 30, 2003 and from inception, the Company incurred net losses of $589,930 and $2,067,868 and has working capital and stockholder deficits of $1,742,450 and $1,459,794 at June 30, 2003.

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

(7)      Correction of an Error

The Company has restated its financial statements to correct an error in recording the issuance of 200,000 shares of common stock which were originally recorded as being issued for services at a value of $116,000 in February 2003 but were issued to an escrow account for sale to third parties. These shares were cancelled in October 2003. The effect of this restatement is to reduce the net loss for the six months ended June 30, 2003 by $116,000 or $.01 per share.

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

         Our net loss for the six months period ending June 30, 2003, was $589,930 (unaudited) compared to our net loss for the six months period ending June 30, 2002, which was ($164,379).

         Our general and administrative expenses from inception until June 30, 2003, were $1,632,152 . Our general and administrative expenses for the six months ended June 30, 2003 were $202,792 (unaudited). Our general and administrative expenses for the six months ended June 30, 2002 were $158,614 (unaudited).

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