Form 10KSB
period 2003-12-31
BONGIOVI ENTERTAINMENT INC
filed 2004-04-19
CIK 833837

                ANNUAL REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2003

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No[ ].

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

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

         As of April 12, 2004, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was $213,088 based on the closing sales price of the registrant's Common Stock as reported on the National Association of Securities Dealers OTC Bulletin Board Market on such date of $0.05 per share. For purposes of this calculation, shares owned by officers, directors, and 5% shareholders known to the registrant are deemed to be owned by affiliates.

         State the number of shares outstanding of each of issuer's classes of common equity, as of the latest practicable date of April 12, 2004: 20,200,000 shares common stock, par value $0.001.

Transitional Small Business Disclosure Format. Yes [ ]  No [X].

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

B. BUSINESS OF THE REGISTRANT

Bongiovi Entertainment is engaged in the acquisition of music industry assets and in operational activities that include: the signing and development of artists for the purpose of creating, promoting, marketing and distributing and selling recorded material, the utilization and development of a national/international record promotion and distribution network, the identification, acquisition and development of a "catalog" of recorded works and other entertainment related activities.

The Company was formed to capitalize on management's ability to identify, nurture, develop and promote artists/material of a specific style within a specific demographic and/or geographic region while maintaining the ability to market and distribute on a global scale. Key features of the label's operations include identifying and developing new artists, identifying and obtaining the distribution rights to regional "break-out" releases, developing a musical asset catalog, acquiring publishing rights, the ongoing development of a creative support team of writers, musicians, choreographers, and utilization and ongoing development of a record distribution network.

Management is currently developing several musical acts for future release. Management is also developing and solidifying strategic industry relationships for the purpose of promoting, marketing, distributing and selling recorded material. The Company intends to market and sell recorded material through customary industry methods including traditional music retailers, chain stores, retail mega-stores, music clubs and internet-based retailers. The Company also intends to target and acquire revenue-producing, entertainment-based assets such as existing music publishing catalogs.

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

COMPETITION

The Company competes in the marketplace with five major music labels who dominate global music sales. These major labels are: Warner, Sony, BMG, EMI and Universal. The Company also competes with several Independent record labels. The ability to sign, develop, release and promote musical acts is important to the success of the Company. The Company may not be able to compete with record labels who have stronger marketing, advertising and promotion budgets.

Important factors that may affect the Company's plan of operations include, for example:

* the success or failure of management's efforts to implement their business strategy.
* the Company's ability to raise sufficient capital to implement it's business strategy.
* the Company's ability to compete with established companies within the Company's industry.
* The Company's ability to attract and retain qualified employees and strategic relationships.

EFFECT OF EXISTING OR PROBABLE GOVERNMENT REGULATIONS ON THE BUSINESS

None are expected.

RESEARCH AND DEVELOPMENT

The Company did not incur any research and development (R&D) costs for the period ended December 31, 2003. The Company does not expect to generate any significant R&D costs in fiscal 2004.

ENVIRONMENTAL COMPLIANCE

We do not face any environmental compliance issues or costs.

EMPLOYEES

As of December 31, 2003, the Company had no employees.

ITEM 2. PROPERTIES

Our principal administrative and corporate facilities are located at 649 SW Whitmore Drive, Port Saint Lucie, Florida 34984. The Company uses, at no charge, the offices of one of its current officers and directors. We believe that our current facilities will be adequate to meet our needs for the foreseeable future. The Company's previous offices were located in Singapore.

ITEM 3. LEGAL PROCEEDINGS

We are not aware of any significant legal proceedings as of December 31, 2003, or as of the date of this filing.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         No matter was submitted to a vote of stockholders in the fourth quarter of 2003.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

A. Our securities began trading on the NASD OTC Bulletin Board under the symbol "BGVI" in September, 2002. Prior to September, 2002 we traded under the symbol "ITTV". During the prior two calendar years the common stock traded sporadically. The low and high bid prices as reflected by interdealer quotations* were:

--------------------------------------------------------------------------
Month                                     High          Low        Close
--------------------------------------------------------------------------
December, 2003                            0.03          0.03         0.03
--------------------------------------------------------------------------
November, 2003                            0.03          0.03         0.03
--------------------------------------------------------------------------
October, 2003                             0.03          0.03         0.03
--------------------------------------------------------------------------
September, 2003                           0.03          0.03         0.03
--------------------------------------------------------------------------
August, 2003                              0.04          0.03         0.03
--------------------------------------------------------------------------
July, 2003                                0.04          0.04         0.04
--------------------------------------------------------------------------
June, 2003                                0.04          0.03         0.04
--------------------------------------------------------------------------
May, 2003                                 0.04          0.03         0.03
--------------------------------------------------------------------------
April, 2003                               0.07          0.02         0.04
--------------------------------------------------------------------------
March, 2003                               0.27          0.07         0.07
--------------------------------------------------------------------------
February, 2003                            0.85          0.21         0.21
--------------------------------------------------------------------------
January, 2003                             1.00          0.50         0.83
--------------------------------------------------------------------------
December, 2002                            0.75          0.35         0.69
--------------------------------------------------------------------------
November, 2002                            1.75          0.25         0.40
--------------------------------------------------------------------------
October, 2002                             3.25          0.45         0.85
--------------------------------------------------------------------------
September, 2002                           3.00          0.06         2.40
--------------------------------------------------------------------------
August, 2002                              0.11          0.02         0.04
--------------------------------------------------------------------------
July, 2002                                0.07          0.07         0.07
--------------------------------------------------------------------------
June, 2002                                0.08          0.07         0.07
--------------------------------------------------------------------------
May, 2002                                 0.08          0.08         0.08
--------------------------------------------------------------------------
April, 2002                               0.08          0.08         0.08
--------------------------------------------------------------------------
February, 2002                            0.10          0.10         0.10
--------------------------------------------------------------------------

* The historical chart data is provided by Commodity Systems, Inc.

The closing price of the Company's common stock as of April 12, 2004, was $0.05 per share.

B. APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

As of April 12, 2004, a total of 20,200,000 shares of our common stock were outstanding. The number of holders of record of our common stock is estimated to be 173.

C. DIVIDENDS

The holders of our common stock are entitled to receive such dividends as may be declared by our Board of Directors. We paid no dividends on the common stock during the periods reported herein nor do we anticipate paying dividends on our common shares in the foreseeable future.

D. RECENT SALES OF UNREGISTERED SECURITIES

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

OVERVIEW AND PLAN OF OPERATIONS

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

Bongiovi Entertainment is engaged in the acquisition of music industry assets and in operational activities that include: the signing and development of artists for the purpose of creating, promoting, marketing and distributing and selling recorded material, the utilization and development of a national/international record promotion and distribution network, the identification, acquisition and development of a "catalog" of recorded works and other entertainment related activities.

The Company was formed to capitalize on management's ability to identify, nurture, develop and promote artists/material of a specific style within a specific demographic and/or geographic region while maintaining the ability to market and distribute on a global scale. Key features of the label's operations include identifying and developing new artists, identifying and obtaining the distribution rights to regional "break-out" releases, developing a musical asset catalog, acquiring publishing rights, the ongoing development of a creative support team of writers, musicians, choreographers, and utilization and ongoing development of a record distribution network.

The Company seeks to raise sufficient capital to implement its business plan. There is no assurance that the Company will be successful in raising the capital necessary to develop and release musical acts into the marketplace or to acquire entertainment-related assets.

Management is currently developing several musical acts for future release. Management is also developing and solidifying strategic industry relationships for the purpose of promoting, marketing, distributing and selling recorded material. The Company intends to market and sell recorded material through customary industry methods including traditional music retailers, chain stores, retail mega-stores, music clubs and internet-based retailers. The Company also intends to target and acquire revenue-producing, entertainment-based assets such as existing music publishing catalogs.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002 (FISCAL 2003 AND FISCAL 2002)

NET LOSS

In each of the two years ended December 31, 2003 and 2002, the Company incurred net losses of $(1,130,890) and $(1,120,031), respectively. The Company had no revenues in fiscal 2003.

OPERATING EXPENSES

Operating expenses decreased in Fiscal 2003 to $372,556 as compared to $1,077,024 in 2002 and consisted of general and administration expenses fees.

OTHER INCOME (EXPENSE)

The Company recognized interest expense of $778,946 in 2003 and 43,007 in 2002 related principally to a $600,000 note, convertible debentures and amounts due to related parties.


LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2003, the Company has no cash available for operating, investing or financing.

During 2003 and 2002, the Company had cash provided by financing activities aggregating $155,531 and $101,969 which consisted principally of the proceeds from loans and notes.

GOING CONCERN

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

Critical Accounting Policies

See Note 1 to the financial statements for a description of our critical accounting policies.

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

ITEM 8A. CONTROLS AND PROCEDURES

Our President and Chief Financial Officer (the "Certifying Officer") is responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting for the Company. The Certifying Officer has designed such disclosure controls and procedures and internal controls and procedures for financial reporting to ensure that material information is made known to him, particularly during the period in which this report was prepared. The Certifying Officer has evaluated the effectiveness of the Company's disclosure controls and procedures and internal controls and procedures for financial reporting as of December 31, 2003 and believes that the Company's disclosure controls and procedures and internal controls and procedures for financial reporting are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our current directors and executive officers, who will serve until the next annual meeting, or until their successors are elected or appointed and qualified.

Name                         Age     Position (from 09/10/02 to present)
----                         ---     -----------------------------------

Ronald E. Simmons             45     Chairman and Chief Executive Officer
Anthony C. Bongiovi, Jr.      55     President
Joseph G. Butera, Jr.         49     Vice President, Treasurer and Assistant
                                       Secretary
Anthony Ferguson              55     Vice President
Louis Stinson                 60     Secretary

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

The Company did not adopt yet the code of ethics. Currently, the Company does not have a compensation or audit committee.

ITEM 10. EXECUTIVE COMPENSATION

Messrs. Simmons, Butera, Bongiovi and Ferguson were the officers and directors of the Company in fiscal year 2003. Neither one of them receives any compensation for their respective services as the directors and/or officers of the Company.

Former officers/directors of the Company, Messrs. Smedeby, Thomsen and Peshong received a total of 73,411 shares of common stock of the Company for their services as officers and directors of the Company in fiscal year 2002. Such shares were issued to the corporation controlled by Messrs. Smedeby, Thomsen and Peshong.

At the present time the Company does not have a stock/option plan for its employees. There are no options issued or outstanding.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following sets forth the number of shares of our $.001 par value common stock beneficially owned by (i) each person who, as of the date hereof, was known by us to own beneficially more than five percent (5%) of our issued and outstanding common stock; (ii) each of the named Executive Officers; (iii) the individual Directors; and (iv) the Officers and Directors as a group. As of April 12, 2004, there were 20,200,000 common shares issued and outstanding.

-------------------------------------- ---------------------- ------------------
Name and Address                       Amount of Shares       Percent of
                                       Beneficially Owned     Class
-------------------------------------- ---------------------- ------------------
Ronald E. Simmons(1)                   3,984,558              19.92%
CEO and Chairman
-------------------------------------- ---------------------- ------------------
Anthony C. Bongiovi, Jr.(1)            3,984,558              19.92%
President and Director
-------------------------------------- ---------------------- ------------------
Joseph G. Butera, Jr.(1)               3,984,558              19.92%
Vice President, Treasurer,
Assistant Secretary and Director
-------------------------------------- ---------------------- ------------------
Anthony Ferguson (1)                   3,984,558              19.92%
Vice President and Director
-------------------------------------- ---------------------- ------------------
Louis Stinson(1)                       0                      0%
President and Director
-------------------------------------- ---------------------- ------------------
Urban Smedeby                          73,411*                *
former officer and director
610 Newport Center Dr.
Suite 830
Newport Beach, CA 92660
-------------------------------------- ---------------------- ------------------
Jack Thomsen                          73,411*                *
former officer and director
610 Newport Center Dr.
Suite 830
Newport Beach, CA 92660
-------------------------------------- ---------------------- ------------------
Andre Peschong                         73,411*                *
former officer and director
610 Newport Center Dr.
Suite 830
Newport Beach, CA 92660
-------------------------------------- ---------------------- ------------------
Officers and Directors (5) as a Group  15,938,232             79.68%
-------------------------------------- ---------------------- ------------------

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

(1) c/o Company's address: 649 SW Whitmore Drive, Port Saint Lucie, FL 34984.

Samartan Develpment, Ltd. ("Samartan")is a holder of a promissory note in the amount of $600,000 with interest at 8% per annum. In addition, the note provides for a penalty of 5% of any late payment plus an additional 10% penalty on such amount due every 30 days thereafter until paid. The balance of the note was due on April 30, 2003. Samartan is entitled to convert any unpaid principal at April 30, 2003 or thereafter into common shares of the Company at a conversion price equal to 70% of the average closing bid price of the Company's common stock for the 10 lowest of the 30 days preceding the conversion date. The note is currently in default and at December 31, 2003 and $778,667 in interest and penalty has been accrued. If Samaratan decided to convert its note (together with the interest and penalties due) into the Company's shares of common stock, Samartan would be a holder of approximately 16 million shares of common stock of the Company (approximately 45%)

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

During the years ended December 31, 2002 and 2003 and the period from inception to December 31, 2003 the Company utilized a recording studio owned by its shareholders and incurred charges aggregating $40,040, $10,170 and $100,163. At December 31, 2003 $100,163 of these amounts remains unpaid.

During the years ended December 31, 2002 and 2003 and the period from inception to December 31, 2003 the shareholders of the Company paid expenses on behalf of the Company aggregating $32,306, $57,346 and $269,099. At December 31, 2003 $269,099 of these amounts remain unpaid. In addition the Company has accrued $29,318 in interest related to these advances through December 31, 2003. In addition, Through December 31, 2003 the Company made non-interest bearing cash advances to an officer aggregating $40,400.

CONVERTIBLE NOTES PAYABLE

Through January 2003 the Company borrowed an aggregate of $147,000 pursuant to the issuance of convertible debentures. The debentures bear interest at a rate of 8% per annum and are due one year from the date of issuance. During the period ended September 30, 2003 the Company repaid a convertible debenture with a face amount of $2,500 along with accrued interest aggregating $345. An aggregate of $124,500 of the debentures are in default. The balance of the debentures are due during January 2004. The debentures are convertible into an aggregate of 34,800 shares of the Company's common stock at the option of the holder.

Through December 31, 2003 the Company borrowed $85,000 from third parties for working capital. The loans are due on demand and have no stated interest rate.

In addition, during May 2003 the Company borrowed an aggregate of $60,000 from a third party. The note has no stated interest rate however it was due on September 1, 2003 with fees totaling $20,000. The fees were charged to operations during the year ended December 31, 2003.

NOTE PAYABLE

In conjunction with the recapitalization of the Company in September 2002 (see
Note 1) the Company incurred debt for services provided pursuant to a promissory note in the amount of $600,000 with interest at 8% per annum. In addition, the notes provides for a penalty of 5% of any late payment plus an additional 10% penalty on such amount due every 30 days thereafter until paid. The note is payable in monthly installments commencing on December 10, 2002. Each payment shall be the greater of $100,000 or 20% of the net equity proceeds received by the Company in the period since the last payment date. The balance of the note is due on April 30, 2003. The holder is entitled to convert any unpaid principal at April 30, 2003 into common shares of the Company at a conversion price equal to 70% of the average closing bid price of the Company's common stock for the 10 lowest of the 30 days preceding the conversion date. The note is currently in default and at December 31, 2003 and $778,667 in interest and penalty has been accrued.

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

         3.1      Articles of Incorporation*

         3.2      Certificate of Amendment of Articles of Incorporation

         16.1     Letter on Change of Certifying Accountant*

         31 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

         32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
---------------
* Previously filed with the Securities and Exchange Commission.

Reports of Form 8-K

         None.

ITEM 14.  PRINCIPAL FEES AND SERVICES.

Set forth below are fees paid to the Company's independent accountants for the past two years for the professional services performed for the Company.

Audit Fees: We agreed to pay Stark Winter Schenkein & Co., LLP a total of $16,900 for professional services rendered in connection with performance of our independent audits for the years ending December 31, 2001 and 2000.

We agreed to pay Stark Winter Schenkein & Co., LLP a total of $16,650 for professional services rendered in connection with performance of our independent audit for the year ending December 31, 2003 and reviews of quarterly financial statements during the year.

Audit Related Fees: None

Tax Fees: None

All Other Fees: None

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on behalf by the undersigned, thereunto duly authorized.

                                             Bongiovi Entertainment, Inc.

Date: April 16, 2004                         By:   /s/ Ronald E. Simmons
                                                   -----------------------------
                                                   Ronald E. Simmons
                                                   President and CEO

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                        Title                              Date
----------                        -----                              ----

/s/Ronald E. Simmons             Chairman, CEO and Director       April 16, 2004
-------------------
Ronald E. Simmons

/s/ Anthony C. Bongiovi, Jr.     President and  Director          April 16, 2004
----------------------------
Anthony C. Bongiovi, Jr.

/s/Joseph G. Butera, Jr.         Chief Financial Officer,         April 16, 2004
------------------------         Vice President and Director
Joseph G. Butera, Jr.

                         REPORT OF INDEPENDENT AUDITORS


Stockholders and Board of Directors
Bongiovi Entertainment, Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Bongiovi Entertainment, Inc. (A Development Stage Company) as of December 31, 2003, and the related consolidated statements of operations, stockholders' (deficit) and cash flows for the years ended December 31, 2002 and 2003 and the period from inception (May 8, 2000) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bongiovi Entertainment, Inc. (A Development Stage Company) as of December 31, 2003, and results of its operations and its cash flows for the years ended December 31, 2002 and 2003 and the period from inception (May 8, 2000) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Stark Winter Schenkein & Co., LLP

Denver, Colorado
March 8, 2004

                          BONGIOVI ENTERTAINMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003

Assets

Current assets:
   Cash                                                             $       172
                                                                    ------------

Other assets:
   Artist advance royalties                                             261,350
                                                                    ------------

                                                                     $   261,522
                                                                    ============

Liabilities and stockholders' (deficit)

Current liabilities:
   Due to affiliates                                                $ 1,156,040
   Loans payable                                                        145,000
   Note payable - affiliates                                            600,000
   Accounts payable and accrued expenses                                116,736
   Convertible notes payable                                            144,500
                                                                    ------------
     Total current liabilities                                        2,162,276
                                                                    ------------

Stockholders' (deficit):
  Preferred stock, $.001 par value, 10,000,000 shares
   authorized, none issued and outstanding                                   --
  Common stock, $.001 par value, 100,000,000
   shares authorized, 20,200,000 shares
   issued and outstanding                                                20,200
  Additional paid in capital                                            687,874
  (Deficit) accumulated during the development stage                 (2,608,828)
                                                                    ------------
                                                                     (1,900,754)
                                                                    ------------

                                                                     $   261,522
                                                                    ============

      See the accompanying notes to the consolidated financial statements.


                                  BONGIOVI ENTERTAINMENT, INC.
                                  (A DEVELOPMENT STAGE COMPANY)
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                         THE YEARS ENDED DECEMBER 31, 2002 AND 2003 AND
                  THE PERIOD FROM INCEPTION (MAY 8, 2000) TO DECEMBER 31, 2003

                                                    Year Ended     Year Ended      Inception to
                                                    December 31,   December 31,    December 31,
                                                       2002            2003           2003
                                                   -------------   -------------   -------------

Revenue                                            $         --    $     20,612    $     20,612
                                                   -------------   -------------   -------------

Operating expenses:
   Selling, general and administrative expenses       1,077,024         372,556       1,801,916
                                                   -------------   -------------   -------------

(Loss) from operations                               (1,077,024)       (351,944)     (1,781,304)

Other expense:
  Interest                                               43,007         778,946         827,524
                                                   -------------   -------------   -------------

Net (loss)                                         $ (1,120,031)   $ (1,130,890)   $ (2,608,828)
                                                   =============   =============   =============

Per share information - basic and fully diluted:

  Weighted average shares outstanding                16,512,821      20,183,014      14,451,462
                                                   =============   =============   =============

  Net (loss) per share                             $      (0.07)   $      (0.06)   $      (0.18)
                                                   =============   =============   =============

              See the accompanying notes to the consolidated financial statements.

                                              F-3


                                                  BONGIOVI ENTERTAINMENT, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)
                                        CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
                                    PERIOD FROM INCEPTION (MAY 8, 2000) TO DECEMBER 31, 2003

                                                                                                     (Deficit)
                                                                                                     Accumulated
                                                                  Common Stock         Additional    During the
                                                          -------------------------     Paid in      Development
                                                            Shares         Amount       Capital         Stage          Total
                                                          -----------   -----------   ------------   ------------   ------------
Beginning balance                                                  --   $        --   $        --    $        --    $        --

Common shares issued for services at $.0005 per
  share during May 2000                                    16,000,000         8,000            --             --          8,000
Contribution of officers' salaries to capital                      --            --       100,000             --        100,000
Reclassification of paid in capital                                --         8,000        (8,000)            --             --
Net (loss) for the period                                          --            --            --       (110,605)      (110,605)
                                                          -----------   -----------   ------------   ------------   ------------
Balance December 31, 2000                                  16,000,000        16,000        92,000       (110,605)        (2,605)

Contribution of officers' salaries to capital                      --            --       200,000             --        200,000
Net (loss) for the year                                            --            --            --       (247,302)      (247,302)
                                                          -----------   -----------   ------------   ------------   ------------
Balance at December 31, 2001                               16,000,000        16,000       292,000       (357,907)       (49,907)

Issuance of shares in conjunction with recapitalization     3,926,589         3,926        (3,926)            --             --
Common shares issued for services at $.001 per share
 during September 2002                                         73,411            74            --             --             74
Contribution of officers' salaries to capital                      --            --       200,000             --        200,000
Net (loss) for the year                                            --            --            --     (1,120,031)    (1,120,031)
                                                          -----------   -----------   ------------   ------------   ------------
Balance at December 31, 2002                               20,000,000        20,000       488,074     (1,477,938)      (969,864)

Issuance of shares to escrow account                          200,000           200          (200)            --             --
Contribution of officers' salaries to capital                      --            --       200,000             --        200,000
Net (loss) for the year                                            --            --            --     (1,130,890)    (1,130,890)
                                                          -----------   -----------   ------------   ------------   ------------
Balance at December 31, 2003                               20,200,000   $    20,200   $   687,874    $(2,608,828)   $(1,900,754)
                                                          ===========   ===========   ============   ============   ============

                              See the accompanying notes to the consolidated financial statements.

                                                                             F-4


                                         BONGIOVI ENTERTAINMENT, INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                THE YEARS ENDED DECEMBER 31, 2002 AND 2003 AND
                         THE PERIOD FROM INCEPTION (MAY 8, 2000) TO DECEMBER 31, 2003

                                                                     Year Ended    Year Ended    Inception to
                                                                    December 31,   December 31,   December 31,
                                                                        2002          2003            2003
                                                                    ------------   ------------   ------------
Cash flows from operating activities:
Net (loss)                                                          $(1,120,031)   $(1,130,890)   $(2,608,828)
 Adjustments to reconcile net (loss) to net cash
 (used in) operating activities:
   Common shares issued for non cash consideration                           74             --          8,074
   Note payable issued for services                                     600,000             --        600,000
   Contribution of salaries by officers                                 200,000        200,000        700,000
   Increase in artist advance royalties                                 (79,795)       (20,225)      (261,350)
   Increase in accounts payable and accrued expenses - affiliates       132,338        858,267      1,156,040
   Increase in accounts payable and accrued expenses                    111,740         (8,949)       116,736
                                                                    ------------   ------------   ------------
Net cash (used in) operating activities                                (155,674)      (101,797)      (289,328)
                                                                    ------------   ------------   ------------

Cash flows from investing activities:
Net cash (used in) investing activities                                      --             --             --
                                                                    ------------   ------------   ------------

Cash flows from financing activities:
  Bank overdraft                                                            531           (531)            --
  Proceeds from loans payable                                            60,000             --         60,000
  Proceeds from notes                                                    95,000        102,500        229,500
                                                                    ------------   ------------   ------------
Net cash provided by financing activities                               155,531        101,969        289,500
                                                                    ------------   ------------   ------------

Net increase (decrease) in cash                                            (143)           172            172

Beginning - cash balance                                                    143             --             --
                                                                    ------------   ------------   ------------

Ending - cash balance                                               $        --    $       172    $       172
                                                                    ============   ============   ============

Supplemental cash flow information:
  Cash paid for income taxes                                        $        --    $        --    $        --
                                                                    ============   ============   ============
  Cash paid for interest                                            $        --    $        --    $        --
                                                                    ============   ============   ============

                     See the accompanying notes to the consolidated financial statements.

                                                     F-5

                          Bongiovi Entertainment, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2003

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
------------

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

Consolidation
-------------

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany accounts and balances have been eliminated in consolidation.

Revenue Recognition
-------------------

The Company recognizes revenue when services are provided or products are shipped and presented net of returns.

Cash and Cash Equivalents
-------------------------

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Artist Advance Royalties
------------------------

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

                          Bongiovi Entertainment, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2003

Cost of Record Masters
----------------------

The Company will record the cost of record masters as an asset and amortize these costs over the estimated lives of the recorded media to which they relate.

Financial Instruments
---------------------

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2003. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and convertible notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

Long Lived Assets
-----------------

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

Net Income (Loss) Per Common Share
----------------------------------

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

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Advertising Costs
-----------------

Advertising costs are charged to expense as incurred. Advertising costs charged to expense included in selling, general and administrative expenses, amounted to $500, $1,240 and $8,240 during the years ended December 31, 2002 and 2003 and the period from inception to December 31, 2003.

                          Bongiovi Entertainment, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2003

Segment Information
-------------------

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

Income Taxes
------------

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

Stock-Based Compensation
------------------------

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

Recent Pronouncements
---------------------

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 changes the accounting guidance for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity by now requiring those instruments to be classified as liabilities (or assets in some circumstances) on the balance sheet. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 in the first quarter of fiscal 2004 is not expected to have any material impact on the Company's financial position, results of operations or cash flows.

                          Bongiovi Entertainment, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2003

In December 2002, the FASB issued SFAS 148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS 123." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value-based method of accounting prescribed by APB 25. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic value-based method of accounting, and has adopted the disclosure requirements of SFAS 123. The Company currently does not anticipate adopting the provisions of SFAS 148.

In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 provides new guidance on the recognition of costs associated with exit or disposal activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS 146 supercedes previous accounting guidance provided by the EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." EITF Issue No. 94-3 required recognition of costs at the date of commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Early application is permitted. The adoption of SFAS 146 by the Company is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

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

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the year ended December 31, 2003 and the period from inception to December 31, 2003, the Company incurred net losses of $1,130,890 and $2,608,828 and has a working capital deficit of $2,162,104 and a stockholders' deficit of $1,900,754 at December 31, 2003. In addition, the Company has no revenue generating operations.

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

                          Bongiovi Entertainment, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2003

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

NOTE 3. RELATED PARTY TRANSACTIONS

During the years ended December 31, 2002 and 2003 and the period from inception to December 31, 2003 the Company utilized a recording studio owned by its shareholders and incurred charges aggregating $40,040, $10,170 and $100,163. At December 31, 2003 $100,163 of these amounts remains unpaid.

During the years ended December 31, 2002 and 2003 and the period from inception to December 31, 2003 the shareholders of the Company paid expenses on behalf of the Company aggregating $32,306, $57,346 and $269,099. At December 31, 2003 $269,099 of these amounts remain unpaid. In addition the Company has accrued $29,318 in interest related to these advances through December 31, 2003. In addition, Through December 31, 2003 the Company made non-interest bearing cash advances to an officer aggregating $40,400.

NOTE 4. NOTES PAYABLE AND ADVANCES PAYABLE

Convertible Notes Payable
-------------------------

Through January 2003 the Company borrowed an aggregate of $147,000 pursuant to the issuance of convertible debentures. The debentures bear interest at a rate of 8% per annum and are due one year from the date of issuance. During the period ended September 30, 2003 the Company repaid a convertible debenture with a face amount of $2,500 along with accrued interest aggregating $345. An aggregate of $124,500 of the debentures are in default. The balance of the debentures are due during January 2004. The debentures are convertible into an aggregate of 34,800 shares of the Company's common stock at the option of the holder.

Through December 31, 2003 the Company borrowed $85,000 from third parties for working capital. The loans are due on demand and have no stated interest rate.

In addition, during May 2003 the Company borrowed an aggregate of $60,000 from a third party. The note has no stated interest rate however it was due on September 1, 2003 with fees totaling $20,000. The fees were charged to operations during the year ended December 31, 2003.

Note Payable
------------

In conjunction with the recapitalization of the Company in September 2002 (see
Note 1) the Company incurred debt for services provided pursuant to a promissory note in the amount of $600,000 with interest at 8% per annum. In addition, the notes provides for a penalty of 5% of any late payment plus an additional 10% penalty on such amount due every 30 days thereafter until paid. The note is payable in monthly installments commencing on December 10, 2002. Each payment shall be the greater of $100,000 or 20% of the net equity proceeds received by the Company in the period since the last payment date. The balance of the note is due on April 30, 2003. The holder is entitled to convert any unpaid principal at April 30, 2003 into common shares of the Company at a conversion price equal to 70% of the average closing bid price of the Company's common stock for the 10 lowest of the 30 days preceding the conversion date. The note is currently in default and at December 31, 2003 and $778,667 in interest and penalty has been accrued.

                          Bongiovi Entertainment, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                December 31, 2003

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

         Income tax provision at
          the federal statutory rate                      34 %
         Effect of operating losses                      (34)%
                                                       --------
                                                          --
                                                       ========

As of December 31, 2003, the Company has a net operating loss carryforward of approximately $1,100,000. This loss will be available to offset future taxable income. If not used, this carryforward will expire through 2023. The deferred tax asset of approximately $440,000 relating to the operating loss carryforward has been fully reserved at December 31, 2003. The significant difference between the net operating loss recorded on the Company's books and the loss reported for income tax purposes results from the contribution of salaries by officers aggregating $700,000 to the capital of the Company and the accrual of interest and penalties on a note payable to an affiliate of approximately $779,000.

NOTE 6. STOCKHOLDERS' (DEFICIT)

Common stock
------------

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

During the year ended December 31, 2003 the Company issued 200,000 shares of common stock to an escrow agent for sale to third parties. As of December 31, 2003 the shares had not been sold and the Company is in the process of canceling the shares.

During the years ended December 31, 2002 and 2003 and the period from inception to December 31, 2003 officers of the Company contributed salaries aggregating $200,000, $200,000 and $700,000 to the Company's capital.