Form 10QSB
period 2004-03-31
BONGIOVI ENTERTAINMENT INC
filed 2004-05-17
CIK 833837

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report filed under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2004.
                                       or

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of March 31, 2003, there were 20,200,000 shares of Common Stock, par value $.001 per share, outstanding.

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

                          BONGIOVI ENTERTAINMENT, INC.
                    (FORMERLY INTERRUPTION TELEVISION, INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004
                                   (UNAUDITED)

                       ASSETS

CURRENT ASSETS
  Cash                                                              $       292
                                                                    ------------
OTHER ASSETS
  Advance royalties                                                     337,666
                                                                    ------------
                                                                    $   337,958
                                                                    ============

       LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Due to shareholders                                               $   464,556
  Convertible debentures                                                144,500
  Loans payable                                                         145,000
  Note payable                                                          600,000
  Accrued expenses                                                      952,789
  Accounts payable                                                      127,742
                                                                    ------------
      Total current liabilities                                       2,434,587
                                                                    ------------

STOCKHOLDERS' (DEFICIT)
  Preferred stock, $.001 par value, 10,000,000 shares
   authorized, none issued and outstanding                                   --
  Common stock, $.001 par value, 100,000,000
   shares authorized, 20,200,000 shares
   issued and outstanding                                                20,200
  Additional paid in capital                                            737,874
  (Deficit) accumulated during the development stage                 (2,854,703)
                                                                    ------------
                                                                     (2,096,629)
                                                                    ------------
                                                                    $   337,958
                                                                    ============

      See the accompanying notes to the consolidated financial statements.


                                  BONGIOVI ENTERTAINMENT, INC.
                            (FORMERLY INTERRUPTION TELEVISION, INC.)
                                 (A DEVELOPMENT STAGE COMPANY)
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                        THREE MONTHS ENDED MARCH 31, 2004 AND 2003, AND
                   THE PERIOD FROM INCEPTION (May 8, 2000) TO MARCH 31, 2004
                                          (UNAUDITED)
                                                                                  Inception to
                                                                                   March 31,
                                                      2004            2003            2004
                                                  -------------   -------------   -------------
                                                                   (Restated)

REVENUE
   Net sales                                      $         --    $         --    $     20,612
                                                  -------------   -------------   -------------
OPERATING COSTS AND EXPENSES
   General and administrative                           86,298          88,713       1,888,214
                                                  -------------   -------------   -------------
OTHER EXPENSES
   Interest expense                                    159,577         185,080         987,101
                                                  -------------   -------------   -------------
NET (LOSS)                                        $   (245,875)   $   (273,793)   $ (2,854,703)
                                                  =============   =============   =============

PER SHARE INFORMATION (basic and fully diluted)

Weighted average common shares outstanding          20,200,000      20,131,111      16,512,821
                                                  =============   =============   =============
(Loss) per share                                  $      (0.01)   $      (0.01)   $      (0.17)
                                                  =============   =============   =============

              See the accompanying notes to the consolidated financial statements.


                           BONGIOVI ENTERTAINMENT, INC.
                     (FORMERLY INTERRUPTION TELEVISION, INC.)
                           (A DEVELOPMENT STAGE COMPANY)
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 2004 AND 2003, AND
             THE PERIOD FROM INCEPTION (May 8, 2000) TO MARCH 31, 2004
                                    (UNAUDITED)

                                                                       Inception to
                                                                         March 31,
                                                 2004         2003         2004
                                              ----------   ----------   ----------
                                                           (Restated)

Cash flow from operating activities:
  Net cash (used in) operating activities     $  (4,104)   $ (19,147)   $(297,643)
                                              ----------   ----------   ----------
Cash flows from investing activities:
  Net cash provided by investing activities          --           --           --
                                              ----------   ----------   ----------
Cash flows from financing activities:
  Net cash provided by financing activities       4,224       20,000      297,935
                                              ----------   ----------   ----------
Increase (decrease) in cash                         120          853          292

Cash -  beginning of period                         172           --           --
                                              ----------   ----------   ----------
Cash - end of period                          $     292    $     853    $     292
                                              ==========   ==========   ==========

       See the accompanying notes to the consolidated financial statements.

                          Bongiovi Entertainment, Inc.
                    (Formerly Interruption Television, Inc.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                 March 31, 2004
                                   (Unaudited)

(1)      Basis Of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information refer to the financial statements of Bongiovi Entertainment, Inc. as of December 31, 2003 and for each of the two years then ended and from inception to December 31, 2003, included in the filing on Form 10-KSB.

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

(3)      Notes Payable

Due to Shareholders

Through March 31, 2004 certain affiliates of the Company advanced the Company an aggregate of $464,556 these advances bear interest at 6% per annum and are due on demand.

Other

In conjunction with the recapitalization of the Company in September 2002 the Company incurred debt for services provided pursuant to a promissory note in the amount of $600,000 with interest at 8% per annum exclusive of interest and penalties charged for late payments. The note is payable in monthly installments commencing on November 10, 2002. Each payment shall be the greater of $100,000 or 20% of the net equity proceeds received by the Company in the period since the last payment date. The balance of the note was due on April 30, 2003. The holder was entitled to convert any unpaid principal at April 30, 2003 into common shares of the Company at a conversion price equal to 70% of the average closing bid price of the Company's common stock for the 10 lowest of the 30 days preceding the conversion date. To date no payments have been made and as of the date of this filing the note is in default. Through March 31, 2004 the Company accrued a total of $930,696 in interest and penalties related to this note.

(4)      Convertible Debentures and Loans Payable

Through June 2003 the Company borrowed an aggregate of $147,000 pursuant to the issuance of convertible debentures. The debentures bear interest at a rate of 8% per annum and are due one year from the date of issuance. During 2003 the Company repaid a convertible debenture with a face amount of $2,500 along with accrued interest aggregating $345. The balance of the debentures are in default. The debentures are convertible into an aggregate of 34,800 shares of the Company's common stock at the option of the holder.

(5) Stockholders' (Deficit)

During the period ended March 31, 2004 and from inception officers of the Company contributed an aggregate of $50,000 and $750,000 in unpaid salaries to the capital of the Company.

During the year ended December 31, 2003 the Company issued 200,000 shares of common stock to an escrow agent for sale to third parties. As of March 31, 2004, the shares had not been sold and the Company is in the process of canceling the shares.

(6)      Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period ended March 31, 2004 and from inception, the Company incurred net losses of $245,875 and $2,874,703 and has working capital and stockholder deficits of $2,434,295 and $2,096,629 at March 31, 2004.

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

         As of September 10, 2002, the Company consummated a transaction, whereby the Company acquired all of the issued and outstanding shares of Bongiovi Entertainment, Inc., a Florida corporation ("Bongiovi") in exchange for the issuance by the Company of a total of 16,000,000 newly issued restricted shares of common voting stock to Bongiovi shareholders pursuant to the Agreement and Plan of Reorganization, as amended (the "Agreement"), dated as of September 10, 2002, by and between the Company and Bongiovi. Immediately prior to the share exchange, there were 4,000,000 shares of the Company's common stock issued and outstanding. The Company effected a 1-for-11.5 reverse stock split of its common stock as of September 3, 2002. As a result of the acquisition, there were 20,000,000 shares of common stock issued and outstanding.

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

         Our new corporate offices are located at 649 South West Whitmore Drive, Port St. Lucie, Florida 34984. Our telephone number is (772) 879-0578.

Plan of Operations
------------------

         Our net loss for the three months period ending March 31, 2004 was $(245,875) (unaudited)compared to our net loss for the three months period ending March 31, 2003 which was $(273,793).

         Our general and administrative expenses from inception until March 31, 2004 were $1,888,214. Our general and administrative expenses for the three months ended March 31, 2004 were $86,298 . Our general and administrative expenses for the three months ended March 31, 2004 were $88,713 , which primarily include contributed officer salaries and legal and accounting fees.

         Currently there are no signed contracts that will produce revenue and there can be no assurances that management will be successful in negotiating such contracts.

         Since inception, the Company has been in development mode of musical content.

Item 3. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer evaluated the Company's disclosure controls and procedures as of March 31, 2004.
Based upon this evaluation, the Chief
Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission. There were no significant changes in the Company's internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect these controls subsequent to the evaluation date.

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

No reports on Form 8-K were filed during the quarter ended March 31, 2004.

                                   SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BONGIOVI ENTERTAINMENT, INC.

                              By: /s/ Ronald E. Simmons
                                  ------------------------------------------
                                  Ronald E. Simmons, Chief Executive Officer

                              By: /s/ Joe Butera
                                  ------------------------------------------
                                  Joe Butera, Chief Financial Officer

                                  Dated:   May 17, 2004