Form 10QSB
period 2004-06-30
BONGIOVI ENTERTAINMENT INC
filed 2004-08-17
CIK 833837

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report filed under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2004.
                                       or

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

             39 Hansen Farm Road, North Haven, Connecticut 06473
            -----------------------------------------------------------
                     (Address of principal executive office)

Issuer's telephone number: (203) 239-9734
                           --------------

Check whether the issuer: (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past ninety (90) days.

Yes X   No
   ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of August 1, 2004, there were 100,000,000 shares of Common Stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):

Yes      No X
   ---     --

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

                          BONGIOVI ENTERTAINMENT, INC.
                                  BALANCE SHEET
                                  JUNE 30, 2004
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
  Total current assets                                              $        --
                                                                    ============

                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Due to shareholders                                               $     8,930
                                                                    ------------

STOCKHOLDERS' (DEFICIT)
  Preferred stock, $.001 par value, 10,000,000 shares
   authorized, none issued and outstanding                                   --
  Common stock, $.001 par value, 100,000,000
   shares authorized, 100,000,000 shares
   issued and outstanding                                               100,000
  Additional paid in capital                                          7,876,681
  Accumulated (deficit)                                              (7,985,611)
                                                                    ------------
                                                                         (8,930)
                                                                    ------------

                                                                    $        --
                                                                    ============

            See the accompanying notes to the financial statements.

                                    BONGIOVI ENTERTAINMENT, INC.
                                      STATEMENTS OF OPERATIONS
                          THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                             (UNAUDITED)

                                                          Three Months                      Six Months
                                                  -----------------------------   -----------------------------
                                                      2004            2003            2004            2003
                                                  -------------   -------------   -------------   -------------

REVENUE
   Net sales                                      $         --    $         --    $         --    $         --
                                                  -------------   -------------   -------------   -------------

OPERATING COSTS AND EXPENSES
   General and administrative                            8,930              --           8,930              --
                                                  -------------   -------------   -------------   -------------
                                                        (8,930)             --          (8,930)             --
                                                  -------------   -------------   -------------   -------------

OTHER EXPENSES:
   Interest expense                                    178,461         209,000         330,490         387,000
                                                  -------------   -------------   -------------   -------------

NET (LOSS)                                        $   (187,391)   $   (209,000)   $   (339,420)   $   (387,000)
                                                  =============   =============   =============   =============

PER SHARE INFORMATION (basic and fully diluted)

Weighted average common shares outstanding          36,133,333       4,200,000      20,166,667       4,200,000
                                                  =============   =============   =============   =============

(Loss) per share                                  $      (0.01)   $      (0.05)   $      (0.02)   $      (0.09)
                                                  =============   =============   =============   =============

                      See the accompanying notes to the financial statements.

                          BONGIOVI ENTERTAINMENT, INC.
                            STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

                                                           2004           2003
                                                         --------       --------

Cash flow from operating activities:
  Net cash provided by operating activities              $    --        $    --
                                                         --------       --------

Cash flows from investing activities:
  Net cash provided by investing activities                   --             --
                                                         --------       --------

Cash flows from financing activities:
  Net cash provided by financing activities                   --             --
                                                         --------       --------

Increase (decrease) in cash                                   --             --

Cash -  beginning of period                                   --             --
                                                         --------       --------

Cash - end of period                                     $    --        $    --
                                                         ========       ========

             See the accompanying notes to the financial statements.

                          Bongiovi Entertainment, Inc.
                          Notes to Financial Statements
                                  June 30, 2004
                                   (Unaudited)

(1)      Basis Of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information refer to the financial statements of Bongiovi Entertainment, Inc. as of December 31, 2003 and for each of the two years then ended and from inception to December 31, 2003, included in the filing on Form 10-KSB.

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

(3)      Due to Shareholders

During the period from April through June 30, 2004 the majority shareholder advanced the Company an aggregate of $8,930 by the direct payment of certain obligations of the Company. These advances are due on demand and do not bear interest.

(4)      Notes Payable

In conjunction with the recapitalization of the Company in September 2002 the Company incurred debt for services provided pursuant to a promissory note in the amount of $600,000 with interest at 8% per annum exclusive of interest and penalties charged for late payments. The note was payable in monthly installments commencing on November 10, 2002. Each payment was to be the greater of $100,000 or 20% of the net equity proceeds received by the Company in the period since the last payment date. The balance of the note was due on April 30, 2003. The holder was entitled to convert any unpaid principal at April 30, 2003 into common shares of the Company at a conversion price equal to 70% of the average closing bid price of the Company's common stock for the 10 lowest of the 30 days preceding the conversion date. Through June 23, 2004, no payments had been made and the note was in default. In addition, through June 23, 2004, an aggregate of $1,109,157 in interest and penalties related to this note had been accrued. On June 23, 2004, the holder of the note converted the principal, accrued interest and penalties into 96,000,000 shares of common stock.

(5)      Stockholders' (Deficit)

During February 2003 the Company issued 200,000 shares of its common stock to an escrow account for sale to third parties. During October 2003 the Company cancelled the 200,000 shares issued during February 2003 to an escrow agent. These shares were retired by the Company during the period ended June 30, 2004.

On June 14, 2004, the Company's then principal shareholders returned 16,000,000 shares of common stock to the Company in exchange for the transfer of certain assets and liabilities to these shareholders (see Note 7).

On June 23, 2004, the Company issued 96,000,000 shares of common stock for the conversion of $1,709,157 in debt including interest and penalties (see Note 4).

(6)      Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period ended June 30, 2004, the Company incurred net losses of $339,420 and has working capital and stockholder deficits of $8,930 and no revenue generating operations.

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

The Company is pursuing equity financing for its operations and an operating business with which to merge. Failure to secure such financing or to raise additional capital or borrow additional funds and/or merge with an operating entity may result in the Company not being able to continue in existence.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(7)      Transfer of Assets

On June 14, 2004, certain shareholders of the Company purchased back the shares of an entity, which they formerly controlled in exchange for these shareholders returning 16,000,000 shares of common stock to the Company. The acquisition of the entity had been accounted for as a recapitalization of the Company during September 2002. The accounts of the entity acquired in the recapitalization have been removed from the financial statements of the Company for all periods presented.

The assets and liabilities of the entity consisted of the following at June 14, 2004.

Other assets               $  355,000
Current liabilities        $  895,000

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

         As of June 14, 2004, the Company entered into an Asset Purchase and Sale Agreement (the "Sale Agreement") with certain shareholders of the Company (collectively, the "Shareholders"), pursuant to which the Shareholders purchased back certain assets of the Company (the "Transferred Assets") and assumed certain liabilities of the Company in consideration for transferring back to the Company a total of 16,000,000 shares of common stock owned by the Shareholders. Such shares were delivered to the Company for cancellation or deposit in the treasury. At the closing of the transaction, the current officers and directors of the Company resigned, and Larry Shatsoff was appointed as the new president and director of the Company.

         On June 23, 2004 the holder of the promissory note in the principal amount of $600,000 (the "Note"), Sarmatan Developments, Ltd, elected to convert all principal and accrued interest and penalties into common shares of the Company. The total conversion amount, including accrued interest and penalties, was $1,709,157.35. The Company defaulted on the payment of the Note at the maturity date on April 30, 2003. The conversion price was 70% of the average closing bid price for the ten (10) lowest of the thirty (30) trading days immediately preceding the conversion date. The average closing price was $.025 of which 70% was $.0175. The conversion of the Note would have resulted in the issuance of more than 96 million shares required to be issued which would then exceed the 100 million authorized by the Company's Articles of Incorporation, so Sarmatan Developments, Ltd. agreed to accept 96 million shares and forego the remaining amount due. Sarmatan Developments, Ltd. holds in excess of 96% of the Company's common stock. There were 4 million shares outstanding just prior to the conversion of the Note, and 100 million shares of common stock outstanding after the conversion of the Note.

Plan of Operations
------------------

         Our net loss for the three months period ending June 30, 2004 was (187,391)(unaudited)compared to our net loss for the three months period ending June 30, 2003 which was (209,000).

         Our general and administrative expenses for the six months ended June 30, 2004 were $8,930. Our general and administrative expenses for the three months ended June 30, 2004 were $8,930 (unaudited).

         Currently there are no signed contracts that will produce revenue and there can be no assurances that management will be successful in negotiating such contracts.

Item 3. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer evaluated the Company's disclosure controls and procedures as of June 30, 2004. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission. There were no significant changes in the Company's internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect these controls subsequent to the evaluation date.

PART II  -   OTHER INFORMATION

ITEM 1   -   LEGAL PROCEEDINGS
             NONE

ITEM 2   -   CHANGES IN SECURITIES

         On June 23, 2004 the holder of the promissory note in the principal amount of $600,000 (the "Note"), Sarmatan Developments, Ltd, elected to convert all principal and accrued interest and penalties into common shares of the Company. The total conversion amount, including accrued interest and penalties, was $1,709,157.35. The Company defaulted on the payment of the Note at the maturity date on April 30, 2003. The conversion price was 70% of the average closing bid price for the ten (10) lowest of the thirty (30) trading days immediately preceding the conversion date. The average closing price was $.025 of which 70% was $.0175. The conversion of the Note would have resulted in the issuance of more than 96 million shares required to be issued which would then exceed the 100 million authorized by the Company's Articles of Incorporation, so Sarmatan Developments, Ltd. agreed to accept 96 million shares and forego the remaining amount due. Sarmatan Developments, Ltd. holds in excess of 96% of the Company's common stock. There were 4 million shares outstanding just prior to the conversion of the Note, and 100 million shares of common stock outstanding after the conversion of the Note.

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

         (a)      Exhibits

    Exhibit 31 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT

    Exhibit 32 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

Reports on Form 8-K were filed during the quarter ended June 30, 2004 with respect to Items 1, 2 and 7.

                                   SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                          BONGIOVI ENTERTAINMENT, INC.

                             By: \s\ Larry Shatsoff
                                 --------------------------------------
                                Larry Shatsoff, Chief Executive Officer
                                    and Chief Financial Officer

                                 Dated:   August 16, 2004