Form 10QSB
period 2004-09-30
BONGIOVI ENTERTAINMENT INC
filed 2004-11-15
CIK 833837

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report filed under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2004.
                                       or

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of November 1, 2004, there were 100,000,000 shares of Common Stock, par value $.001 per share, outstanding.

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

                          BONGIOVI ENTERTAINMENT, INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
  Total current assets                                              $        --
                                                                    ============

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                                  $    13,456
  Due to shareholders                                                     9,450
                                                                    ------------
   Total current liabilities                                             22,906
                                                                    ------------

STOCKHOLDERS' (DEFICIT)
  Preferred stock, $.001 par value, 10,000,000 shares
   authorized, none issued and outstanding                                   --
  Common stock, $.001 par value, 100,000,000
   shares authorized, 100,000,000 shares
   issued and outstanding                                               100,000
  Additional paid in capital                                          7,876,681
  Accumulated (deficit)                                              (7,999,587)
                                                                    ------------
                                                                        (22,906)
                                                                    ------------
                                                                    $        --
                                                                    ============

            See the accompanying notes to the financial statements.


                                              BONGIOVI ENTERTAINMENT, INC.
                                                STATEMENTS OF OPERATIONS
                                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                                       (UNAUDITED)

                                                              THREE MONTHS                             NINE MONTHS
                                                              -------------                            -----------
                                                         2004               2003                2004                 2003
                                                     -------------      -------------      -------------      -------------
REVENUE
   Net sales                                         $         --       $         --       $         --       $         --
                                                     -------------      -------------      -------------      -------------

OPERATING COSTS AND EXPENSES
   General and administrative                              13,976                 --             22,906                 --
                                                     -------------      -------------      -------------      -------------
                                                          (13,976)                --            (22,906)                --
                                                     -------------      -------------      -------------      -------------

OTHER EXPENSES:
   Interest expense                                            --            175,000            330,490            562,000
                                                     -------------      -------------      -------------      -------------

NET (LOSS)                                           $    (13,976)      $   (175,000)      $   (353,396)      $   (562,000)
                                                     =============      =============      =============      =============

PER SHARE INFORMATION (basic and fully diluted)

Weighted average common shares outstanding            100,000,000          4,200,000         46,901,099          4,200,000
                                                     =============      =============      =============      =============

(Loss) per share                                     $      (0.00)      $      (0.04)      $      (0.01)      $      (0.13)
                                                     =============      =============      =============      =============

                                 See the accompanying notes to the financial statements.

                                                          F-2

                          BONGIOVI ENTERTAINMENT, INC.
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

                                                       2004              2003
                                                   ------------      -----------

Cash flow from operating activities:
  Net cash provided by operating activities        $         --      $        --
                                                   ------------      -----------

Cash flows from investing activities:
  Net cash provided by investing activities                  --               --
                                                   ------------      -----------

Cash flows from financing activities:
  Net cash provided by financing activities                  --               --
                                                   ------------      -----------

Increase (decrease) in cash                                  --               --

Cash -  beginning of period                                  --               --
                                                   ------------      -----------

Cash - end of period                               $         --      $        --
                                                   ============      ===========

            See the accompanying notes to the financial statements.

                          Bongiovi Entertainment, Inc.
                          Notes to Financial Statements
                               September 30, 2004
                                   (Unaudited)

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

(3)      Due to Shareholders

During the period from April through September 30, 2004 the majority shareholder advanced the Company an aggregate of $9,450 by the direct payment of certain obligations of the Company. These advances are due on demand and do not bear interest.

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

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period ended September 30, 2004, the Company incurred net losses of $353,396 and has working capital and stockholder deficits of $22,906 and no revenue generating operations.

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

Plan of Operations
------------------

         Our net loss for the three months period ending September 30, 2004 was $(13,976)compared to our net loss for the three months period ending
September 30, 2004 which was $(175,000).

         Our general and administrative expenses for the nine months ended September 30, 2004 were $22,906. Our general and administrative expenses for the three months ended September, 2004 were $13,976 .

         Interest expense for all periods presented relates to the $600,000 note payable described above.

         Currently there are no signed contracts that will produce revenue and there can be no assurances that management will be successful in negotiating such contracts.

Item 3. Controls and Procedures

         The Company's Chief Executive Officer and Chief Financial Officer evaluated the Company's disclosure controls and procedures as of the date of this report. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission. There were no significant changes in the Company's internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect these controls subsequent to the evaluation date.

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

Reports on Form 8-K: none

                                   SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                          BONGIOVI ENTERTAINMENT, INC.

                             By: /s/ Larry Shatsoff
                                 ---------------------------------------
                                 Larry Shatsoff, Chief Executive Officer
                                    and Chief Financial Officer

                                 Dated:   November 15, 2004