Form 10KSB
period 2004-12-31
BONGIOVI ENTERTAINMENT INC
filed 2005-03-31
CIK 833837

                ANNUAL REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2004

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________to________________________

Commission file number: 0-23365

                          BONGIOVI ENTERTAINMENT, INC.
                 (Name of small business issuer in its charter)

           Nevada                                       33-0840184
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

39 Hansen Farm Road, North Haven, Connecticut                 06473
  (Address of principal executive offices)                  (Zip Code)

Issuer's telephone number       (203) 239-9734


           Securities registered under Section 12(b) of the Act: None

     Title of each class               Name of each exchange on which registered
----------------------------------     -----------------------------------------

Securities registered under Section 12(g) of the Exchange Act: None

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ].

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

         As of March 24, 2005, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was $96,783 based on the closing sales price of the registrant's Common Stock as reported on the National Association of Securities Dealers OTC Bulletin Board Market on such date of $0.03 per share. For purposes of this calculation, shares owned by officers, directors, and 5% shareholders known to the registrant are deemed to be owned by affiliates.

         State the number of shares outstanding of each of issuer's classes of common equity, as of the latest practicable date of March 24, 2004: 100,000,000 shares common stock, par value $0.001.

Transitional Small Business Disclosure Format. Yes [ ]  No [X].

                                     PART I

ITEM 1.  BUSINESS

A. BACKGROUND AND BUSINESS DEVELOPMENT

Bongiovi Entertainment, Inc. ("the Company") is a Nevada corporation. The Company's previous name was "Interruption Television, Inc." The Company changed its name in September, 2002 in connection with the share exchange transaction with Bongiovi Entertainment, Inc., a Florida corporation ("Bongiovi"), whereby the Company acquired all of the issued and outstanding shares of Bongiovi in exchange for the issuance by the Company of a total of 16,000,000 newly issued shares of common voting stock to Bongiovi shareholders. As a result of the acquisition, there were 20,000,000 shares of common stock issued and outstanding.

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

On June 23, 2004 the holder of the promissory note in the principal amount of $600,000 (the "Note"), Sarmatan Developments, Ltd, elected to convert all principal and accrued interest and penalties into common shares of the Company. The total conversion amount, including accrued interest and penalties, was $1,709,157.35. The Company defaulted on the payment of the Note at the maturity date on April 30, 2003. The conversion price was 70% of the average closing bid price for the ten (10) lowest of the thirty (30)trading days immediately preceding the conversion date. The average closing price was $.025 of which 70% was $.0175. The conversion of the Note would have resulted in the issuance of more than 96 million shares required to be issued which would then exceed the 100 million authorized by the Company's Articles of Incorporation, so Sarmatan Developments, Ltd. agreed to accept 96 million shares and forego the remaining amount due. Sarmatan Developments, Ltd. holds in excess of 96% of the Company's common stock. There were 4 million shares outstanding just prior to the conversion of the Note, and 100 million shares of common stock outstanding after the conversion of the Note.

Bongiovi was an entertainment content provider and independent record label, whose market is the global entertainment/music consumer. Since June 14, 2004, the Company had no operating business. The Company does not intend to develop its own operating business but instead is seeking to effect a merger with a corporation which owns an operating business and wishes to undertake a merger for its own corporate purposes. Our corporate offices are located at 39 Hansen Farm Road, North Haven, Connecticut 06473. Our telephone number is (203) 239-9734.

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

B. BUSINESS OF THE REGISTRANT

Bongiovi Entertainment was engaged in the acquisition of music industry assets and in operational activities that include: the signing and development of artists for the purpose of creating, promoting, marketing and distributing and selling recorded material, the utilization and development of a national/international record promotion and distribution network, the identification, acquisition and development of a "catalog" of recorded works and other entertainment related activities.

The Company was formed to capitalize on management's ability to identify, nurture, develop and promote artists/material of a specific style within a specific demographic and/or geographic region while maintaining the ability to market and distribute on a global scale.

The Company currently has no operating business. The Company does not intend to develop its own operating business but instead is seeking to effect a merger with a corporation which owns an operating business and wishes to undertake a merger for its own corporate purposes.

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

COMPETITION

The Company competed in the marketplace with five major music labels who dominate global music sales. These major labels were: Warner, Sony, BMG, EMI and Universal. The Company also competed with several Independent record labels.

EFFECT OF EXISTING OR PROBABLE GOVERNMENT REGULATIONS ON THE BUSINESS

None are expected.

RESEARCH AND DEVELOPMENT

The Company did not incur any research and development (R&D) costs for the period ended December 31, 2004. The Company does not expect to generate any significant R&D costs in fiscal 2005.

ENVIRONMENTAL COMPLIANCE

We do not face any environmental compliance issues or costs.

EMPLOYEES

As of December 31, 2004, the Company had no employees.

ITEM 2. PROPERTIES

Our principal administrative and corporate facilities are located at 39 Hansen Farm Road, North Haven, Connecticut 06473. The Company uses, at no charge, the offices of its current officer and director. We believe that our current facilities will be adequate to meet our needs for the foreseeable future. The Company's previous offices were located in Florida.

ITEM 3. LEGAL PROCEEDINGS

We are not aware of any significant legal proceedings as of December 31, 2004, or as of the date of this filing.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matter was submitted to a vote of stockholders in the fourth quarter of 2004.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

A. Our securities began trading on the NASD OTC Bulletin Board under the symbol "BGVI" in September, 2002. Prior to September, 2002 we traded under the symbol "ITTV". During the prior two calendar years the common stock traded sporadically. The low and high bid prices as reflected by interdealer quotations* were:

--------------------------------------------------------------------------
Month                                     High          Low         Close
--------------------------------------------------------------------------
December, 2004                            0.03          0.03         0.03
--------------------------------------------------------------------------
November, 2004                            0.03          0.03         0.03
--------------------------------------------------------------------------
October, 2004                             0.04          0.03         0.03
--------------------------------------------------------------------------
September, 2004                           0.04          0.04         0.04
--------------------------------------------------------------------------
August, 2004                              0.04          0.03         0.04
--------------------------------------------------------------------------
July, 2004                                0.03          0.03         0.03
--------------------------------------------------------------------------
June, 2004                                0.04          0.02         0.03
--------------------------------------------------------------------------
May, 2004                                 0.07          0.04         0.04
--------------------------------------------------------------------------
April, 2004                               0.07          0.05         0.07
--------------------------------------------------------------------------
March, 2004                               0.06          0.05         0.05
--------------------------------------------------------------------------
February, 2004                            0.07          0.04         0.06
--------------------------------------------------------------------------
January, 2004                             0.15          0.03         0.06
--------------------------------------------------------------------------
December, 2003                            0.03          0.03         0.03
--------------------------------------------------------------------------
November, 2003                            0.03          0.03         0.03
--------------------------------------------------------------------------
October, 2003                             0.03          0.03         0.03
--------------------------------------------------------------------------
September, 2003                           0.03          0.03         0.03
--------------------------------------------------------------------------
August, 2003                              0.04          0.03         0.03
--------------------------------------------------------------------------
July, 2003                                0.04          0.04         0.04
--------------------------------------------------------------------------
June, 2003                                0.04          0.03         0.04
--------------------------------------------------------------------------
May, 2003                                 0.04          0.03         0.03
--------------------------------------------------------------------------
April, 2003                               0.07          0.02         0.04
--------------------------------------------------------------------------
March, 2003                               0.27          0.07         0.07
--------------------------------------------------------------------------
February, 2003                            0.85          0.21         0.21
--------------------------------------------------------------------------
January, 2003                             1.00          0.50         0.83
--------------------------------------------------------------------------


* The historical chart data is provided by Commodity Systems, Inc.

The closing price of the Company's common stock as of March 24, 2005, was $0.03 per share.

B. APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

As of March 24, 2005, a total of 100,000,000 shares of our common stock were outstanding. The number of holders of record of our common stock is estimated to be 173.

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

On June 23, 2004 the holder of the promissory note in the principal amount of $600,000 (the "Note"), Sarmatan Developments, Ltd, elected to convert all principal and accrued interest and penalties into common shares of the Company. The total conversion amount, including accrued interest and penalties, was $1,709,157.35. The Company defaulted on the payment of the Note at the maturity date on April 30, 2003. The conversion price was 70% of the average closing bid price for the ten (10) lowest of the thirty (30)trading days immediately preceding the conversion date. The average closing price was $.025 of which 70% was $.0175. The conversion of the Note would have resulted in the issuance of more than 96 million shares required to be issued which would then exceed the 100 million authorized by the Company's Articles of Incorporation, so Sarmatan Developments, Ltd. agreed to accept 96 million shares and forego the remaining amount due.

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

OVERVIEW AND PLAN OF OPERATIONS

Bongiovi was an entertainment content provider and independent record label, whose market is the global entertainment/music consumer. Bongiovi Entertainment was engaged in the acquisition of music industry assets and in operational activities that included: the signing and development of artists for the purpose of creating, promoting, marketing and distributing and selling recorded material, the utilization and development of a national/international record promotion and distribution network, the identification, acquisition and development of a "catalog" of recorded works and other entertainment related activities.

Since June 14, 2004, the Company had no operating business. The Company does not intend to develop its own operating business but instead is seeking to effect a merger with a corporation which owns an operating business and wishes to undertake a merger for its own corporate purposes.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003 (FISCAL 2004 AND FISCAL 2003)

NET LOSS

In each of the two years ended December 31, 2004 and 2003, the Company incurred net losses of $(361,757) and $ (752,667), respectively. The Company had no revenues in fiscal 2004.

OPERATING EXPENSES

Operating expenses in Fiscal 2004 were $31,267 as compared to $0 in 2003 and consisted of mainly professional fees.

OTHER INCOME (EXPENSE)

The Company recognized interest expense of $330,490 in 2004 and $752,667 in 2003 related principally to a $600,000 note, convertible debentures and amounts due to related parties.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2004, the Company has no cash available for operating, investing or financing.

During 2004 and 2003, the Company had no cash provided by financing activities.

GOING CONCERN

The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meets its obligations on a timely basis, to obtain additional financing as may be required and ultimately, to attain profitability. The Company is currently seeking a suitable merger candidate.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

Our President and Chief Financial Officer (the "Certifying Officer") is responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting for the Company. The Certifying Officer has designed such disclosure controls and procedures and internal controls and procedures for financial reporting to ensure that material information is made known to him, particularly during the period in which this report was prepared. The Certifying Officer has evaluated the effectiveness of the Company's disclosure controls and procedures and internal controls and procedures for financial reporting as of December 31, 2004 and believes that the Company's disclosure controls and procedures and internal controls and procedures for financial reporting are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 8B. OTHER INFORMATION

None.


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Our former and current directors and executive officers are set forth below.

Name                      Age     Position (from 09/10/02 to 6/14/04)
----                      ---     -----------------------------------

Ronald E. Simmons          45     Former Chairman and Chief Executive Officer
Anthony C. Bongiovi, Jr.   55     Former President
Joseph G. Butera, Jr.      49     Former Vice President, Treasurer and Assistant
                                    Secretary
Anthony Ferguson           55     Former Vice President
Louis Stinson              60     Former Secretary
Larry Shatsoff             51     President and Director

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

LARRY SHATSOFF - Mr. Shatsoff has been the Company's President and Director since June 14, 2004. >From January 2002 through December 2003, Mr. Shatsoff worked as an independent consultant primarily in assisting management and shareholders in the restructuring of public companies. From January 1, 2004 through the present, in addition to continuing work in the consulting field, he has worked as CEO of Plainview Growers, a privately held wholesaler of various plant products. >From June 2001 until December 2002, Mr. Shatsoff was President of Markland Technologies, Inc., a publicly-held technology company involved in the sale and marketing of home theater products. Prior to becoming President of Markland Technologies, Mr. Shatsoff served from June 2000 to June 2001 in various executive capacities and as a director of Corzon, Inc., a publicly-held telecommunications company. From 1995 to 2000, Mr. Shatsoff was the Vice President and Chief Operations Officer of DCI Telecom, Inc., a publicly-held company, and from 1991 to 1994, he served as Vice President and Chief Operations Officer of Alpha Products, a privately-held computer circuit board sales and manufacturing company. Mr. Shatsoff also performs independent management consulting services through his own company, Business Analysis Group, LLC. Mr. Shatsoff graduated in 1975 from Rider College with a B.S. Degree in Decision Sciences and Computers.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The Company's common stock has not been registered pursuant to Section 12 of the Exchange Act, thus the Company is not required to comply with Section 16 of the Exchange Act.

The Company did not adopt yet the code of ethics. Currently, the Company does not have a compensation or audit committee.

ITEM 10. EXECUTIVE COMPENSATION

Messrs. Shatsoff, Simmons, Butera, Bongiovi and Ferguson were the officers and directors of the Company in fiscal year 2004. Neither one of them receives any compensation for their respective services as the directors and/or officers of the Company.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following sets forth the number of shares of our $.001 par value common stock beneficially owned by (i) each person who, as of the date hereof, was known by us to own beneficially more than five percent (5%) of our issued and outstanding common stock; (ii) each of the named Executive Officers; (iii) the individual Directors; and (iv) the Officers and Directors as a group. As of March 24, 2005, there were 100,000,000 common shares issued and outstanding.

-------------------------------------- ---------------------- ------------------
Name and Address                       Amount of Shares       Percent of
                                       Beneficially Owned     Class
-------------------------------------- ---------------------- ------------------
Ronald E. Simmons(1)                                  0               0%
former CEO and Chairman
-------------------------------------- ---------------------- ------------------
Anthony C. Bongiovi, Jr.(1)                           0               0%
former President and Director
-------------------------------------- ---------------------- ------------------
Joseph G. Butera, Jr.(1)                              0               0%
former Vice President, Treasurer,
Assistant Secretary and Director
-------------------------------------- ---------------------- ------------------
Anthony Ferguson (1)                                  0               0%
former Vice President and Director
-------------------------------------- ---------------------- ------------------
Louis Stinson(1)                                      0               0%
former Secretary and Director
-------------------------------------- ---------------------- ------------------
Larry Shatsoff (2)                                    0               0%
President and Director
-------------------------------------- ---------------------- ------------------
Sarmatan Developments Ltd.(2)                  96,773,913              96.8%


-------------------------------------- ---------------------- ------------------
Officers and Directors (1) as a Group                 0               0%
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

(1)Address: 649 SW Whitmore Drive, Port Saint Lucie, FL 34984.
(2)Address: 39 Hansen Farm Road, North Haven, Connecticut 06473


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

The majority shareholder advanced $17,128 to the Company in the fiscal year ended December 31, 2004. See Note 3 to the Financial Statements.

NOTE PAYABLE - CONVERSION

On June 23, 2004 the holder of the promissory note in the principal amount of $600,000 (the "Note"), Sarmatan Developments, Ltd, elected to convert all principal and accrued interest and penalties into common shares of the Company. The total conversion amount, including accrued interest and penalties, was $1,709,157.35. The Company defaulted on the payment of the Note at the maturity date on April 30, 2003. The conversion price was 70% of the average closing bid price for the ten (10) lowest of the thirty (30)trading days immediately preceding the conversion date. The average closing price was $.025 of which 70% was $.0175. The conversion of the Note would have resulted in the issuance of more than 96 million shares required to be issued which would then exceed the 100 million authorized by the Company's Articles of Incorporation, so Sarmatan Developments, Ltd. agreed to accept 96 million shares and forego the remaining amount due. Sarmatan Developments, Ltd. holds in excess of 96% of the Company's common stock.

ITEM 13. EXHIBITS

The following exhibits are filed as part of this report.

         3.1      Articles of Incorporation*

         3.2      Certificate of Amendment of Articles of Incorporation

         10.1     Asset Purchase and Sales Agreement*

         10.2     Note*

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

Audit Fees: We incurred the fees to pay Stark Winter Schenkein & Co., LLP of $13,500 and 15,650 for professional services rendered in connection with performance of our audits and reviews for the years ending December 31, 2004 and 2003.

Audit Related Fees: None

Tax Fees: None

All Other Fees: None

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on behalf by the undersigned, thereunto duly authorized.

                                             Bongiovi Entertainment, Inc.

Date: March 30, 2005                         By:   /s/ Larry Shatsoff
                                                   ----------------------------
                                                   Larry Shatsoff
                                                   President and CEO

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                           Title                           Date
----------                           -----                           ----

/s/ Larry Shatsoff          President, CEO and Director         March 30, 2005
----------------------
Larry Shatsoff

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Stockholders and Board of Directors
Bongiovi Entertainment, Inc.

We have audited the accompanying balance sheet of Bongiovi Entertainment, Inc. as of December 31, 2004, and the related consolidated statements of operations, stockholders' (deficit) and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bongiovi Entertainment, Inc. as of December 31, 2004, and results of its operations and its cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered a loss from operations, has working capital and stockholders' deficiencies and has no revenue generating operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Stark Winter Schenkein & Co., LLP
Denver, Colorado
March 21, 2005

                          BONGIOVI ENTERTAINMENT, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 2004


Assets

Current assets:
   Total current assets                                             $         -
                                                                    ===========


Liabilities and Stockholders' (deficit)

Current liabilities:
   Due to affiliates                                                $    17,128
   Accounts payable and accrued expenses                                 11,139
                                                                    -----------
     Total current liabilities                                           28,267
                                                                    -----------

Stockholders' (deficit):
  Preferred stock, $.001 par value, 10,000,000 shares
   authorized, none issued and outstanding                                    -
  Common stock, $.001 par value, 100,000,000
   shares authorized,100,000,000 shares
   issued and outstanding                                               100,000
  Additional paid in capital                                          7,879,681
  Accumulated (deficit)                                              (8,007,948)
                                                                    -----------
                                                                        (28,267)
                                                                    -----------

                                                                    $         -
                                                                    ===========


      See the accompanying notes to the consolidated financial statements.

                              BONGIOVI ENTERTAINMENT, INC.
                                STATEMENTS OF OPERATIONS
                         YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                             2004             2003
                                                        -------------    -------------
Revenue                                                 $           -    $           -
                                                        -------------    -------------

Operating expenses:
   Selling, general and administrative expenses                31,267                -
                                                        -------------    -------------

(Loss) from operations                                        (31,267)               -

Other expense:
  Interest - related party                                    330,490          752,667
                                                        -------------    -------------

Net (loss)                                              $    (361,757)   $    (752,667)
                                                        =============    =============

Per share information - basic and fully diluted:

  Weighted average shares outstanding                      60,284,932        4,183,014
                                                        =============    =============

  Net (loss) per share                                  $       (0.01)   $       (0.18)
                                                        =============    =============


          See the accompanying notes to the consolidated financial statements.

                                          F-3

                                                    BONGIOVI ENTERTAINMENT, INC.
                                                STATEMENT OF STOCKHOLDERS' (DEFICIT)
                                               YEARS ENDED DECEMBER 31, 2003 AND 2004


                                                              Common Stock
                                                      -----------------------------      Paid in       Accumulated
                                                          Shares          Amount         Capital        (Deficit)         Total
                                                      -------------   -------------   -------------   -------------   -------------
Balance at December 31, 2002                              4,000,000   $       4,000   $   6,263,524   $  (6,893,524)  $    (626,000)

Issuance of shares to escrow account                        200,000             200            (200)              -               -
Cancellation of shares issued to escrow account            (200,000)           (200)            200               -               -
Net (loss) for the year                                           -               -               -        (752,667)       (752,667)
                                                      -------------   -------------   -------------   -------------   -------------
Balance at December 31, 2003                              4,000,000           4,000       6,263,524      (7,646,191)     (1,378,667)

Conversion of related party note to common stock         96,000,000          96,000       1,613,157               -       1,709,157
Contribution of services                                          -               -           3,000               -           3,000
Net (loss) for the year                                           -               -               -        (361,757)       (361,757)
                                                      -------------   -------------   -------------   -------------   -------------
Balance at December 31, 2004                            100,000,000   $     100,000   $   7,879,681   $  (8,007,948)  $     (28,267)
                                                      =============   =============   =============   =============   =============


                                See the accompanying notes to the consolidated financial statements.

                                                                F-4

                                 BONGIOVI ENTERTAINMENT, INC.
                                   STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                     2004            2003
                                                                 ------------    ------------
Cash flows from operating activities:
Net (loss)                                                       $   (361,757)   $   (752,667)
 Adjustments to reconcile net (loss) to net cash (used in)
 operating activities:
 Interest accrued on related party note                               330,490         752,667
 Contribution of services                                               3,000               -
 Increase in due to affiliates                                         17,128               -
 Increase in accounts payable and accrued expenses                     11,139               -
                                                                 ------------    ------------
Net cash (used in) operating activities                                     -               -
                                                                 ------------    ------------

Cash flows from investing activities:
Net cash (used in) investing activities                                     -               -
                                                                 ------------    ------------

Cash flows from financing activities:
Net cash (used in) financing activities                                     -               -
                                                                 ------------    ------------

Net increase (decrease) in cash                                             -               -

Beginning - cash balance                                                    -               -
                                                                 ------------    ------------

Ending - cash balance                                            $          -    $          -
                                                                 ============    ============

Supplemental cash flow information:
  Cash paid for income taxes                                     $          -    $          -
                                                                 ============    ============
  Cash paid for interest                                         $          -    $          -
                                                                 ============    ============

Non-cash investing and financing activities:
  Conversion of related party note and accrued interest
    to common stock                                              $  1,709,157    $          -
                                                                 ============    ============


             See the accompanying notes to the consolidated financial statements.

                                             F-5

                          Bongiovi Entertainment, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2004

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Bongiovi Entertainment, Inc. (formerly Interruption Television, Inc., (the Company) was incorporated January 29, 1997, under the laws of the State of Nevada. Subsequent to the disposition of operations described below the Company has no material operations.

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

This acquisition of Bongiovi, the accounting acquirer, by ITV a non-operating entity, is considered in substance a capital transaction by the issuance of 3,926,589 shares of common stock by Bongiovi for all of the issued and outstanding common shares of ITV, and was accounted for as a reverse acquisition, and no goodwill or other intangible assets were recorded. On this basis, the historical financial statements as of and prior to the acquisition date were those of Bongiovi.

On June 14, 2004, the shareholders of the Bongiovi purchased back the shares of the entity, which they formerly controlled in exchange for these shareholders returning the 16,000,000 shares of common stock to the Company. The acquisition of Bongiovi had been accounted for as a recapitalization of the Company during September 2002 as discussed above. The accounts of this entity acquired in the recapitalization have been removed from the financial statements of the Company for all periods presented.

Revenue Recognition

In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2004. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and accrued expenses and due to affiliates. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

                          Bongiovi Entertainment, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2004

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

                          Bongiovi Entertainment, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2004

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

Recent Pronouncements

In November 2004, the FASB issued SFAS 151, "Inventory Costs." SFAS 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB 43, Chapter 4, "Inventory Pricing." Paragraph 5 of ARB 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS 151 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS 152, "Accounting for Real Estate Time-Sharing Transactions." The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS 66, "Accounting for Sales of Real Estate," for real estate time-sharing transactions. SFAS 152 amends Statement 66 to reference the guidance provided in SOP 04-2. SFAS 152 also amends SFAS 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. Management does not expect adoption of SFAS 152 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets," an amendment to Opinion No. 29, "Accounting for Nonmonetary Transactions." Statement 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS 153 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment." SFAS 123(R) amends SFAS 123, "Accounting for Stock-Based Compensation," and APB Opinion 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires that the cost of share-based payment transactions (including those with

                          Bongiovi Entertainment, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2004

employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company's financial statements.

Note 2. BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the years ended December 31, 2004 and 2003, the Company incurred net losses of $361,757 and $752,667 and has working capital and stockholders' deficits of $28,267 at December 31, 2004. In addition, the Company has no revenue generating operations.

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

NOTE 3. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2004 the majority shareholder advanced the Company an aggregate of $17,128 by the direct payment of certain obligations of the Company. These advances are due on demand and do not bear interest.

NOTE 4. NOTES PAYABLE

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

                          Bongiovi Entertainment, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2004

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

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

       Income tax provision at
         the federal statutory rate             34%
       Effect of operating losses              (34)%
                                               ----
                                                 -%
                                               ====

As of December 31, 2004, the Company has a net operating loss carryforward of approximately $800,000. This loss will be available to offset future taxable income. If not used, this carryforward will expire through 2024. The deferred tax asset of approximately $270,000 relating to the operating loss carryforward has been fully reserved at December 31, 2004. The significant difference between the net operating loss recorded on the Company's books and the loss reported for income tax purposes results from the issuance of common stock for services and other non-cash items aggregating approximately $6,100,000 and the accrual of interest and penalties on a note payable to an affiliate of approximately $1,100,000.

NOTE 6. STOCKHOLDERS' (DEFICIT)

Common stock

During February 2003 the Company issued 200,000 shares of its common stock to an escrow account for sale to third parties and during October 2003 the Company cancelled the 200,000 shares issued during February 2003 to an escrow agent.

On June 14, 2004, the Company's then principal shareholders returned 16,000,000 shares of common stock to the Company in exchange for the transfer of certain assets and liabilities to these shareholders (see Note 7).

On June 23, 2004, the Company issued 96,000,000 shares of common stock for the conversion of $1,709,157 in debt including interest and penalties (see Note 4).

During the year ended December 31, 2004, an affiliate contributed services with a fair market value of $3,000 to the capital of the Company.

                          Bongiovi Entertainment, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2004

NOTE 7. TRANSFER OF ASSETS

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