Form 10QSB
period 2005-03-31
BONGIOVI ENTERTAINMENT INC
filed 2005-05-13
CIK 833837

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report filed under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2005.
                                       or

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

Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of May 12, 2005, there were 3,333,469 shares of Common Stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):

Yes [ ]     No [X]

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

Item 1. LEGAL PROCEEDINGS

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Item 3. DEFAULTS ON SENIOR SECURITIES

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 5. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON 8-K

SIGNATURE PAGE                                                                11

CERTIFICATION                                                                 12

                          BONGIOVI ENTERTAINMENT, INC.
                                  BALANCE SHEET
                                 MARCH 31, 2005
                                   (UNAUDITED)

                      ASSETS

CURRENT ASSETS
  Total current assets                                     $         -
                                                           ===========


      LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                         $     6,994
  Due to shareholders                                           33,106
                                                           -----------
   Total current liabilities                                    40,100
                                                           -----------

STOCKHOLDERS' (DEFICIT)
  Preferred stock, $.001 par value, 10,000,000 shares
   authorized, none issued and outstanding                           -
  Common stock, $.001 par value, 100,000,000
   shares authorized, 3,333,469 shares
   issued and outstanding                                        3,333
  Additional paid in capital                                 7,977,848
  Accumulated (deficit)                                     (8,021,281)
                                                           -----------
                                                               (40,100)
                                                           -----------

                                                           $         -
                                                           ===========


             See the accompanying notes to the financial statements.

                          BONGIOVI ENTERTAINMENT, INC.
                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2005
                                   (UNAUDITED)

                                                        2004           2005
                                                     -----------    -----------

REVENUE
   Net sales                                         $         -    $         -
                                                     -----------    -----------

OPERATING COSTS AND EXPENSES
   General and administrative                                  -         13,333
                                                     -----------    -----------
                                                               -        (13,333)
                                                     -----------    -----------

OTHER EXPENSES:
   Interest expense                                      152,029              -
                                                     -----------    -----------

NET (LOSS)                                           $  (152,029)   $   (13,333)
                                                     ===========    ===========

PER SHARE INFORMATION (basic and fully diluted)

Weighted average common shares outstanding               666,667      3,333,469
                                                     ===========    ===========

(Loss) per share                                     $     (0.23)   $     (0.00)
                                                     ===========    ===========


             See the accompanying notes to the financial statements.

                          BONGIOVI ENTERTAINMENT, INC.
                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2005
                                   (UNAUDITED)


                                                    2004        2005
                                                 ---------   ---------

Cash flow from operating activities:
  Net cash provided by operating activities      $       -   $       -
                                                 ---------   ---------

Cash flows from investing activities:
  Net cash provided by investing activities              -           -
                                                 ---------   ---------

Cash flows from financing activities:
  Net cash provided by financing activities              -           -
                                                 ---------   ---------

Increase (decrease) in cash                              -           -

Cash -  beginning of period                              -           -
                                                 ---------   ---------

Cash - end of period                             $       -   $       -
                                                 =========   =========


             See the accompanying notes to the financial statements.

                          Bongiovi Entertainment, Inc.
                          Notes to Financial Statements
                                 March 31, 2005
                                   (Unaudited)

(1)  Basis Of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information refer to the financial statements of Bongiovi Entertainment, Inc. as of December 31, 2004, and for each of the two years then ended included in the filing on Form 10-KSB.

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

(3)  Due to Shareholders

During the period from January through March 2005, the majority shareholder advanced the Company an aggregate of $15,978 by the direct payment of certain obligations of the Company. These advances which total $33,106 through March 31, 2005, are due on demand and do not bear interest.

(4)  Stockholders' (Deficit)

During the period from January through March 2005, affiliates contributed services with a fair value of $1,500 to the capital of the Company.

(5)  Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period ended March 31, 2005, the Company incurred net losses of $13,333 and has working capital and stockholder deficits of $40,100 and no revenue generating operations.

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

(6)  Subsequent Event

On April 21, 2005, the Company approved a reverse stock split of one for thirty. The reverse stock split was effected on May 6, 2005.
All share and per share amounts have been adjusted retroactively to account for the split.

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

Results of Operations
----------------------

         Our net loss for the three months period ending March 31, 2005 was $(13,333)(unaudited)compared to our net loss for the three months period ending March 31, 2004 which was $(152,029).

         Our general and administrative expenses from for the three months ended March 31, 2005 were $13,333. Our general and administrative expenses for the three months ended March 31, 2004 were $0.

         Currently there are no signed contracts that will produce revenue and there can be no assurances that management will be successful in negotiating such contracts.

        Since June 14, 2004, the Company had no operating business.

GOING CONCERN

The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meets its obligations on a timely basis, to obtain additional financing as may be required and ultimately, to attain profitability.

CRITICAL ACCOUNTING POLICIES

See Note 1 to the financial statements as of December 31, 2004, for a description of our critical accounting policies.

Item 3. Controls and Procedures

Our President and Treasurer/Chief Financial Officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting for the Company. The Certifying Officers have designed such disclosure controls and procedures and internal controls and procedures for financial reporting to ensure that material information are made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures and internal controls and procedures for financial reporting as of March 31, 2005 and believes that the Company's disclosure controls and procedures and internal controls and procedures for financial reporting are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II  -   OTHER INFORMATION

ITEM 1   -   LEGAL PROCEEDINGS
             NONE

ITEM 2   -   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3   -   DEFAULTS UPON SENIOR SECURITIES
             NONE

ITEM 4   -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
             NONE

ITEM 5   -   OTHER INFORMATION
             NONE

ITEM 6   -   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

    Exhibit 31 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT

    Exhibit 32 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

No reports on Form 8-K were filed during the quarter ended March 31, 2005.

                                   SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                BONGIOVI ENTERTAINMENT, INC.


Date: May 13, 2005                         By:   /s/ Larry Shatsoff
                                                   ----------------------------
                                                   Larry Shatsoff
                                                   President and CFO