Form 10QSB
period 2005-06-30
BONGIOVI ENTERTAINMENT INC
filed 2005-08-18
CIK 833837

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| Quarterly report filed under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2005.

                                       or

|_|   Transitional report filed under Section 13 or 15 (d) of the Exchange Act.

                           Commission File No. 0-23365

                           NEWGEN TECHNOLOGIES, INC.

                 (Name of Small Business Issuer in its Charter)



          Nevada                                      33-0840184
         --------                                    -------------
State or other jurisdiction of           I.R.S. Employer Identification Number
incorporation or organization


         6000 Fairview Road 12th Floor, Charlotte, North Carolina 28210
                     (Address of principal executive office)

                    Issuer's telephone number: (704) 552-3590


               Bongiovi Entertainment, Inc. 39 Hansen Farm Road,
                         North Haven, Connecticut 06473
-------------------------------------------------------------------------------
          (Former name or former address, if changed since last report)


Check whether the issuer: (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past ninety (90) days.

Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of August 12, 2005, there were 31,468,524 shares of Common Stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):

Yes |_| No |X|

                                TABLE OF CONTENTS
-------------------------------------------------------------------------------

PART I FINANCIAL INFORMATION
                                                                            Page
                                                                            ----
Item 1. FINANCIAL STATEMENTS

    a. Balance Sheet                                                           3

    b. Statements of Operations                                                4

    c. Statements of Cash Flows                                                5

    d. Notes to Financial Statements                                           6

Item 2. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS              7

Item 3. CONTROLS AND PROCEDURES                                                8

PART II OTHER INFORMATION                                                      8

Item 1. LEGAL PROCEEDINGS                                                      8

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS            8

Item 3. DEFAULTS ON SENIOR SECURITIES                                          8

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                    8

Item 5. OTHER INFORMATION                                                      8

Item 6. EXHIBITS AND REPORTS ON 8-K                                            8

SIGNATURE PAGE                                                                10

CERTIFICATION

                            NEWGEN TECHNOLOGIES, INC.
                                  BALANCE SHEET
                                  JUNE 30, 2005
                                   (UNAUDITED)

                                     ASSETS

      CURRENT ASSETS


  Total current assets                                     $         -
                                                           ===========


      LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                         $     5,431
  Due to shareholders                                           45,819
                                                           -----------
   Total current liabilities                                    51,160
                                                           -----------

STOCKHOLDERS' (DEFICIT)
  Preferred stock, $.001 par value, 10,000,000 shares
   authorized, none issued and outstanding                           -
  Common stock, $.001 par value, 100,000,000
   shares authorized, 3,333,469 shares
   issued and outstanding                                        3,333
  Additional paid in capital                                 7,979,348
  Accumulated (deficit)                                     (8,033,841)
                                                           -----------
                                                               (51,160)
                                                           -----------

                                                           $         -
                                                           ===========



See the accompanying notes to the financial statements.

                            NEWGEN TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
               THREE AND SIX MONTHS ENDED JUNE 30, 2004, AND 2005
                                   (UNAUDITED)


                                            Three Months                    Six Months
                                    ----------------------------    ----------------------------
                                        2005            2004            2005            2004
                                    ------------    ------------    ------------    ------------
REVENUE
       Net Sales                    $         --    $         --    $         --    $         --
                                    ------------    ------------    ------------    ------------


OPERATING COSTS AND EXPENSES
       General and Administrative         12,560           8,930          25,893           8,930
                                    ------------    ------------    ------------    ------------
                                         (12,560)         (8,930)        (25,893)         (8,930)
                                    ------------    ------------    ------------    ------------


OTHER EXPENSES
       Interest Expense                       --         178,391              --         330,490

NET (LOSS)                          $    (12,560)   $   (178,391)   $    (25,893)   $   (339,420)
                                    ============    ============    ============    ============

PER SHARE INFORMATION
       (Basic and fully Diluted)

Weighted average common
       shares outstanding              3,333,469       1,204,444       3,333,469         627,222
                                    ============    ============    ============    ============

(Loss) per Share                    $      (0.00)   $      (0.16)   $      (0.01)   $      (0.50)



See the accompanying notes to the financial statements.

                            NEWGEN TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 2004, AND 2005
                                   (UNAUDITED)



                                                  2004           2005
                                              ------------   ------------

Cash flow from operating activities:
  Net cash provided by operating activities   $         --   $         --
                                              ------------   ------------

Cash flows from investing activities:
  Net cash provided by investing activities             --             --
                                              ------------   ------------

Cash flows from financing activities:
  Net cash provided by financing activities             --             --
                                              ------------   ------------

Increase (decrease) in cash                             --             --

Cash -  beginning of period                             --             --
                                              ------------   ------------

Cash - end of period                          $         --   $         --
                                              ============   ============



See the accompanying notes to the financial statements.

NewGen Technologies, Inc.
Notes to Financial Statements June 30, 2005

                                   (Unaudited)

(1)      Basis Of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information refer to the financial statements of Bongiovi Entertainment, Inc. (the "Company") as of December 31, 2004, and for each of the two years then ended included in the filing on Form 10-KSB.

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

(3)      Due to Shareholders

During the period through June 30, 2005, the majority shareholder advanced the Company an aggregate of $28,692 by the direct payment of certain obligations of the Company. These advances which total $45,819 through June 30, 2005, are due on demand and do not bear interest.

(4) Stockholders' (Deficit)

On April 21, 2005, The Company approved a reverse stock split of one for thirty. All share and per share amounts have been adjusted retroactively to account for the split.

During the period through June 30, 2005, affiliates contributed services with a fair value of $3,000 to the capital of the Company.

(5)      Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period ended June 30, 2005, the Company incurred net losses of $25,893 and has working capital and stockholder deficits of $51,160 and no revenue generating operations.

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

(6)      Subsequent Events

On July 29, 2005 the Company entered into a share exchange agreement with Refuel America, Inc. whereby The Company acquired all of the outstanding shares of Refuel America in exchange for 28,135,033 shares of its common stock issued to the Refuel shareholders. In addition, the Company issued a warrant to purchase 2,155,000 common shares at $.001 per share, with no expiration date. The transaction closed on August 2, 2005. The summarized unaudited financial information for Refuel America is as follows:

                                                  Shareholders
               Assets           Liabilities        Deficiency
          ----------------   ----------------   ----------------

Current   $             50   $      1,660,702   $     (1,660,652)
          ----------------   ----------------   ----------------
Total     $             50   $      1,660,702   $     (1,660,652)
          ----------------   ----------------   ----------------


There were $-0- sales for the year with an unaudited net loss of $1,809,830 for the six months ended June 30, 2005.

On July 29, 2005 the Company entered into a management services agreement with Sarmatan Developments Ltd., an affiliate, (the "Consultant"), pursuant to which the Consultant would provide advice to the Company in return for an aggregate fee of $200,000, $25,000 to be paid on July 31, 2005 and the remaining $175,000 due within 7 days of the closing of the first material acquisition or merger by the Company.

On August 10, 2005, the Company executed a merger and reorganization agreement with the sole shareholder of NewGen Technologies, Inc. whereby, NewGen shall be merged into the Company. The Company is the surviving company and has effectively changed its name to New Gen Technologies, Inc.

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

CORPORATE HISTORY AND BASIS OF PRESENTATION

On August 10, 2005, Bongiovi Entertainment, Inc. (the "Company") executed a merger and reorganization agreement with the sole shareholder of NewGen Technologies, Inc. whereby, NewGen shall be merged into the Company. The Company is the surviving company and has effectively changed its name to New Gen Technologies, Inc.

As of July 29, 2005, the Company entered into a Share Exchange Agreement (the "Agreement") with ReFuel America, Inc., a Delaware corporation ("ReFuel") and the shareholders of ReFuel (the "ReFuel Shareholders"), which closed on August 2, 2005. Pursuant to the Agreement, the Company acquired all of the outstanding equity stock of ReFuel from the ReFuel Shareholders. As consideration for the acquisition of ReFuel, the Company issued 28,135,033 shares of the Company's common stock to the ReFuel Shareholders. In addition, the Company issued a warrant to purchase 2,155,000 shares of the Company's common exercisable at $.001 per share with no expiration date. These issuances are exempt from registration requirements under Regulation D under the Securities Act of 1933, as amended.

As of July 29, 2005, the Company entered into a Management Services Agreement with Sarmatan Developments Ltd. (the "Consultant"), pursuant to which the Consultant would provide advice to the Company in connection with acquisitions and/or mergers and financings for a term of one year. In consideration for the services to be provided, the Company has agreed to pay the Consultant an aggregate fee of $200,000, $25,000 to be paid on July 31, 2005 and the remaining $175,000 due within 7 days of the closing of the first material acquisition or merger by the Company. The balance of $200,000 was paid by August 15, 2005.

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

Results of Operations

Our net loss for the six months ending June 30, 2005 was $(25,893) (unaudited) compared to our net loss for the six months ending June 30, 2004 which was $(187,391).

Our general and administrative expenses from for the six months ended June 30, 2005 were $25,893. Our general and administrative expenses for the six months ended June 30, 2004 were $(8,930).

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

Item 3. Controls and Procedures

Our Chief Executive Officer and Treasurer/Chief Financial Officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting for the Company. The Certifying Officers have designed such disclosure controls and procedures and internal controls and procedures for financial reporting to ensure that material information are made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures and internal controls and procedures for financial reporting as of June 30, 2005 and believes that the Company's disclosure controls and procedures and internal controls and procedures for financial reporting are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
NONE

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
NONE

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



No reports on Form 8-K were filed during the quarter ended June 30, 2005.

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                            NEWGEN TECHNOLOGIES, INC.




Date: August 18, 2005                         By:   /s/ John King
                                                   ----------------------------
                                                   John King
                                                   Chief Executive Officer

                                              By:  /s/ Michael W. Woods
                                                   ----------------------------
                                                   Michael W. Woods
                                                   Treasurer / CFO