Form 10QSB
period 2005-09-30
NewGen Technologies, Inc
filed 2005-11-21
CIK 833837

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] Quarterly report filed under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2005
                                       or

         [_] Transitional report filed under Section 13 or 15 (d) of the
                                 Exchange Act.

                           Commission File No. 0-23365

                            NEWGEN TECHNOLOGIES, INC.
                          (A development stage company)
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

                          BONGIOVI ENTERTAINMENT, INC.
                                  (Former Name)

       39 Hansen Farm Road, North Haven, Connecticut 06473 (203) 239-9734
          (Address of principal executive office and telephone number)

Check whether the issuer: (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past ninety (90) days.

Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

         Yes [  ]          No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of November 21, 2005, there were 36,788,024 shares of Common Stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):

Yes [ ] No [X]

                                TABLE OF CONTENTS
--------------------------------------------------------------------------------

PART I FINANCIAL INFORMATION
                                                                                         Page
                                                                                         ----
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

    a. Condensed Consolidated Balance Sheet as of September 30, 2005(Unaudited)            1

    b. Condensed Consolidated Statements of Operations for the three months ended September 30, 2005 and for the period from June 1, 2005(Inception)
       to September 30, 2005 (Unaudited)                                                   2

    c. Condensed Consolidated Statement of Changes in Stockholders' Equity for
       the period from June 1, 2005 (Inception) to September 30, 2005
       (Unaudited)                                                                         3

    d. Condensed Consolidated Statements of Cash Flows for
       the period from June 1, 2005 (Inception) to September 30, 2005 (Unaudited)          4

    e. Notes to Condensed Consolidated Financial Statements as of September 30, 2005       5

Item 2. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS                          9

Item 3. CONTROLS AND PROCEDURES                                                           10

PART II OTHER INFORMATION                                                                 14

Item 1. LEGAL PROCEEDINGS

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Item 3. DEFAULTS ON SENIOR SECURITIES

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 5. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON 8-K

SIGNATURES PAGE                                                                           15

CERTIFICATIONS                                                                            16

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

        NEWGEN TECHNOLOGIES, INC. (Formerly Bongiovi Entertainment, Inc.)
                          (A development stage company)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                     ASSETS
                                                                      September 30,
                                                                            2005
                                                                      --------------
Current assets:
  Cash                                                                $      816,981
  Prepaid royalties                                                          187,500
  Other current assets                                                        23,334
                                                                      --------------
  Total Current Assets                                                     1,027,815
                                                                      --------------

  Investment in joint venture                                                 35,486
  Deposit on land and improvements                                           170,000
                                                                      --------------
  Total Other Assets                                                         205,486
                                                                      --------------

                  TOTAL ASSETS                                        $    1,233,301
                                                                      ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses - related parties             $      500,200
  Accounts payable and accrued expenses - other                              237,289
  Note payable, related party                                                281,500
                                                                      --------------
                  TOTAL LIABILITIES                                        1,018,989
                                                                      --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value, 10,000,000 shares
    authorized, none issued and outstanding                                       --
  Common stock, $0.001 par value; 100,000,000 shares authorized,
    31,468,524 shares issued and outstanding                                  31,468
  Additional paid-in capital                                               1,068,323
  Common stock to be issued (5,319,500 shares)                             2,659,750
  Common stock subscriptions receivable                                      (27,581)
  Deferred equity-based expenses                                          (1,033,608)
  Deficit accumulated during development stage                            (2,484,040)
                                                                      --------------
                  TOTAL STOCKHOLDERS' EQUITY                                 214,312
                                                                      --------------

                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $    1,233,301
                                                                      ==============

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements

        NEWGEN TECHNOLOGIES, INC. (Formerly Bongiovi Entertainment, Inc.)
                          (A development stage company)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005, AND FOR THE
           PERIOD FROM JUNE 1, 2005 (INCEPTION) TO SEPTEMBER 30, 2005
                                   (UNAUDITED)

                                                     For the three                  For the period from
                                                      months ended              June 1, 2005 (Inception) to
                                                   September 30, 2005                September 30, 2005
                                               ---------------------------      ---------------------------
Revenues                                       $                        --      $                        --
                                               ---------------------------      ---------------------------

General and administrative expenses                                946,246                        2,445,642
                                               ---------------------------      ---------------------------

Loss from operations                                              (946,246)                      (2,445,642)
                                               ---------------------------      ---------------------------

Other (expenses)
    Interest                                                        (8,998)                         (20,137)
    Bank fees                                                       (3,747)                          (3,747)
    Loss from investment in joint venture                          (14,514)                         (14,514)
                                               ---------------------------      ---------------------------
       Total other (expenses)                                      (27,259)                         (38,398)
                                               ---------------------------      ---------------------------

Loss before provision for income taxes                            (973,505)                      (2,484,040)

Provision for income taxes                                              --                               --
                                               ---------------------------      ---------------------------

Net loss                                       $                  (973,505)     $                (2,484,040)
                                               ===========================      ===========================

Loss per share - basic and diluted             $                     (0.03)     $                     (0.08)
                                               ===========================      ===========================

Weighted average number of common
    shares outstanding - basic and diluted                      33,044,247                       32,580,309
                                               ===========================      ===========================

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements

        NEWGEN TECHNOLOGIES, INC. (Formerly Bongiovi Entertainment, Inc.)
                          (A development stage company)
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
       FOR THE PERIOD FROM JUNE 1, 2005 (INCEPTION) TO SEPTEMBER 30, 2005
                                   (UNAUDITED)

                                                                Additional      Common     Common Stock     Deferred
                                             Common Stock         Paid-In      Stock to    Subscriptions  Equity Based
                                         Shares       Amount      Capital      be issued    Receivable      Expenses
                                      -----------  -----------  -----------   -----------  ------------   ------------
                                               --  $        --  $        --   $        --  $         --   $         --

Balance at June 1, 2005
  Issuance of shares of common stock   27,711,000       27,711      (24,940)           --        (2,581)            --
     to founders in exchange for
     subscriptions receivable

  Issuance of shares of common stock      424,033          424      211,596            --            --        (62,842)
    in exchange for services and
    expense reimbursement

  Transfer of shares of common stock    3,333,491        3,333       (3,333)           --            --             --
    in a share exchange agreement

  Common stock to be issued                    --           --           --     2,112,750       (25,000)            --
    for cash (4,225,500 shares)

  Common stock to be issued                    --           --           --       547,000            --       (122,641)
    for services and expense
    reimbursement (1,094,000 shares)

  Non-cash compensation expense                --           --      885,000            --            --       (848,125)

  Net loss                                     --           --           --            --            --             --

                                      -----------  -----------  -----------   -----------  ------------   ------------

Balance at September 30, 2005          31,468,524  $    31,468  $ 1,068,323   $ 2,659,750  $    (27,581)  $ (1,033,608)
                                      ===========  ===========  ===========   ===========  ============   ============

                                      Deficit Accumulated
                                           During
                                       Development Stage      Total
                                      ------------------   -----------
                                      $               --   $        --

Balance at June 1, 2005
  Issuance of shares of common stock                  --           190
     to founders in exchange for
     subscriptions receivable

  Issuance of shares of common stock                  --       149,178
    in exchange for services and
    expense reimbursement

  Transfer of shares of common stock                  --            --
    in a share exchange agreement

  Common stock to be issued                           --     2,087,750
    for cash (4,225,500 shares)

  Common stock to be issued                           --       424,359
    for services and expense
    reimbursement (1,094,000 shares)

  Non-cash compensation expense                       --        36,875

  Net loss                                    (2,484,040)   (2,484,040)

                                      ------------------   -----------

Balance at September 30, 2005         $       (2,484,040)  $   214,312
                                      ==================   ===========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements

        NEWGEN TECHNOLOGIES, INC. (Formerly Bongiovi Entertainment, Inc.)
                          (A development stage company)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
       FOR THE PERIOD FROM JUNE 1, 2005 (INCEPTION) TO SEPTEMBER 30, 2005
                                   (UNAUDITED)

Cash flows from operating activities:
    Net loss                                                                      $(2,484,040)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
          Common stock issued for services and expense reimbursement                  573,537
          Noncash compensation expense                                                 36,875
          Loss from investment in joint venture                                        14,514
    Changes in operating assets and liabilities:
          Increase in prepaid royalties                                              (187,500)
          Increase in other current assets                                            (23,334)
          Increase in accounts payable and accrued expenses - related parties         500,200
          Increase in accounts payable and accrued expenses - other                   237,289
          Note payable issued for expenses paid on behalf of the Company
             and accrued interest, net of repayments                                  281,500
                                                                                  -----------

            Net cash used in operating activities                                  (1,050,959)
                                                                                  -----------


Cash flows from investing activities:

    Deposit on land and improvements                                                 (170,000)
    Investment in joint venture                                                       (50,000)
                                                                                  -----------

            Net cash used in investing activities                                    (220,000)
                                                                                  -----------

Cash flows from financing activities:

    Proceeds received for common stock issued to founders                                 190
    Proceeds received for common stock to be issued                                 2,087,750
                                                                                  -----------

            Net cash provided by financing activities                               2,087,940
                                                                                  -----------

Net increase in cash                                                                  816,981

Cash, beginning of period                                                                  --
                                                                                  -----------

Cash, end of period                                                               $   816,981
                                                                                  ===========

Non cash investing and financing activities:

    Common stock issued for deferred equity based expenses                        $   573,537
                                                                                  ===========

    Common stock issued for subscriptions receivable                              $    27,581
                                                                                  ===========

               The accompanying notes are an integral part of the
                  condensed consolidated financial statements

       NewGen Technologies, Inc. (formerly Bongiovi Entertainment, Inc.)
                         (A development stage company)
  Notes to the Condensed Consolidated Financial Statements September 30, 2005
                                   (Unaudited)

(1) BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. They do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information refer to the June 30, 2005, financial statements of Refuel America, Inc., included in the Company's filing on Form 8K on October 18, 2005.

(2) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Refuel America, Inc. (a development stage company), (the "Company") was incorporated on June 1, 2005 under the laws of the state of Delaware. The Company was formed for the purpose of developing and distributing innovative alternative fuels including biodiesel. The Company's offices are located in Charlotte, North Carolina, its only location. The Company's fiscal year end is December 31.

There have been no significant operations since inception and the Company is in the process of raising additional capital and financing for future operations.

On July 29, 2005, Bongiovi Entertainment, Inc. ("Bongiovi"), a totally inactive reporting public shell corporation, consummated a Share Exchange Agreement (the "Agreement") with Refuel America, Inc. ("Refuel") whereby all of the shareholders in Refuel had their shares converted into 28,135,033 shares of Bongiovi, or approximately 89% of the common stock of Bongiovi. As part of the reverse merger between Bongiovi and Refuel, warrants were issued to a shareholder to purchase 2,255,000 common shares. One warrant for 2,155,000 common shares has no expiration date and has an exercise price of $0.50 per share. The other warrant for 100,000 common shares is exercisable for a term of five years and has an exercise price of $5.00. Under generally accepted accounting principles, a company whose stockholders receive over fifty percent of the stock of the surviving entity in a business combination is considered the acquirer for accounting purposes. Accordingly, the transaction was accounted for as an acquisition of Bongiovi, the legal acquirer, and a recapitalization of Refuel, the accounting acquirer.

On August 10, 2005, to effect a name change, Bongiovi executed a merger and reorganization agreement with the sole shareholder of NewGen Technologies, Inc, a newly formed Nevada corporation. This transaction effectively changed the registrant's name from Bongiovi Entertainment, Inc. to NewGen Technologies, Inc. (NewGen).

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of NewGen Technologies, Inc. and its wholly-owned subsidiary Refuel America, Inc. (collectively, the Company). All material intercompany accounts and transactions have been eliminated in consolidation.

Cash

The Company maintains its cash balances in financial institutions. Balances in the institutions may at times exceed the Federal Deposit Insurance Corporation limits.

Loss per Share

Basic net loss per common share for the three months ended June 30, 2005 and for the period from June 1, 2005 (Inception) to September 30, 2005 are computed based on the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed based on the weighted average number of common shares and common stock equivalents outstanding during the period. The exercise of outstanding options and warrants to purchase 2,555,000 common shares as of September 30, 2005, were not included in the computation of diluted loss per because the assumed conversion and exercise would be anti-dilutive for all periods presented.

       NewGen Technologies, Inc. (formerly Bongiovi Entertainment, Inc.)
                         (A development stage company)
  Notes to the Condensed Consolidated Financial Statements September 30, 2005
                                   (Unaudited)

Use of Estimates

In preparing the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclose the nature of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Fair Value of Financial Instruments

At September 30, 2005, the carrying value of the Company's financial instruments, which include cash, cash held in escrow with attorney, accounts payable, accrued expenses and notes payable-related party, approximates their fair value due to the short-term maturity of those instruments.

Joint Ventures

The Company intends to operate its manufacturing and distribution through various joint ventures. The equity method is used for all joint ventures where the Company's voting control is 50% or less. When the Company has voting control greater than 50% the joint venture will be consolidated in the financial statements. The Company has formed joint ventures with Advanced Biotechnologies, LLC and PowerSHIFT Biofuels LLC, both will build and operate biodiesel plants and power generation facilities in the United States. Currently, the Company has contributed capital of $50,000 for initial start up costs to Advanced Biotechnologies, LLC. The Company's 50% voting and share of loss for the period from June 1, 2005, (inception) to September, 30, 2005 is $14,514. An additional $100,000 for was contributed for working capital subsequent to September 30, 2005.

The Company has advanced $25,000 for initial start up costs to PowerSHIFT, LLC subsequent to September 30, 2005. The Company has a 50% voting and share of PowerSHIFT Biofuels LLC.

Stock-Based Compensation

In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, which encourages but does not require companies to recognize compensation expense for stock-based awards based on their fair market value at the date of grant. SFAS No. 123 allows companies to continue to employ the intrinsic value method under APB No. 25 provided that pro-forma disclosures of net income and earnings per share under the fair value method are included in the notes to the condensed consolidated financial statements. The required disclosures were amended in December 2002 with the issuance of SFAS No. 148, Accounting for Stock Based Compensation - Transition and Disclosure. The Company has adopted the disclosure requirements of SFAS No. 123 as amended by SFAS No. 148, but will continue to account for stock-based compensation using the intrinsic value method prescribed under APB No. 25.

The Company accounts for its employee stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The Company provides pro-forma net income and pro-forma earnings per share disclosures for employee stock option grants as if the fair-value-based method had been applied in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Had the cost of stock options issued to employees been determined based on the fair value of options at the grant date, the Company's net loss and loss per share pro-forma amounts would be as follows:

       NewGen Technologies, Inc. (formerly Bongiovi Entertainment, Inc.)
                         (A development stage company)
  Notes to the Condensed Consolidated Financial Statements September 30, 2005
                                   (Unaudited)

                                                                                                      For the period from
                                                                     For the three months        June 1, 2005 (Inception) to
                                                                      September 30, 2005               September 30, 2005
                                                                 ----------------------------    ----------------------------
Net loss as reported                                             $                   (973,505)   $                 (2,484,040)

Add: Stock based employee compensation expense
    included in reported net income net of related tax effects                         36,875                          36,875

Deduct: Total stock based employee compensation
    expense determined under fair value based method
    net of related tax effects                                                        (42,612)                        (42,612)

                                                                 ----------------------------    ----------------------------
Pro forma net loss                                               $                   (979,242)   $                 (2,489,777)
                                                                 ============================    ============================

Loss per share:

    Basic and diluted - as reported                              $                      (0.03)   $                      (0.08)
                                                                 ============================    ============================
    Basic and diluted - pro forma                                $                      (0.03)   $                      (0.08)
                                                                 ============================    ============================

On September 7, 2005, the Company adopted an incentive based Non Qualified Stock Option (NQSO) Stock Option Plan with a vesting period of four (4) years to begin after the first year of employment. 8 million shares or 15% of the float of Common Stock will be provided for the plan. The incentive awards will be tiered as follows: Chairman/CEO 100%, next level 50 to 75%, and the next level 25% of their cash compensation.

In addition, a special one time recognition for the Company contributors was adopted. The amount of shares allocated for this effort is 300,000 shares of the Company's common stock. The shares will be issued as of September 9, 2005, and participants will be fully vested over a two-year timeframe. The value of the shares is at $.50 per share. The shares are to be equally split between Mike D'Onofrio, John King, Bruce Wunner, and Mike Woods. Another award of 500,000 was shares granted to Scott Deininger at $1.00 per share effective as of October 10, 2005, the date of employment and vesting period of 4 years.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (R), "Share-Based Payment". SFAS No. 123 (R) revises SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123 (R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions).

SFAS No. 123 (R) is effective as of the first interim or annual reporting period that begins after June 15, 2005 for non-small business issuers and after December 15, 2005 for small business issuers. Accordingly, the Company will adopt SFAS No. 123 (R) in its quarter ending March 31, 2006. The Company is currently evaluating the provisions of SFAS No. 123 (R) and has not yet determined the impact, if any, that SFAS No. 123 (R) will have on its financial statement presentation or disclosures.

(3) DEPOSIT ON LAND AND IMPROVEMENTS

On September 28, 2005, the Company executed a definitive agreement in the amount of $1,700,000 for the purchase of three fuel terminals, subject only to obtaining financing, that are strategically located near existing fuel pipelines in the Southeast United States. In conjunction with this purchase contract, a deposit of $170,000 was given to the seller. The terminals, with a total storage capacity of over 10 million gallons, and an annual throughput capacity of more than 350 million gallons, will be used for the distribution and storage of alternative fuels, including biodiesel and ethanol blends, as well as traditional hydrocarbons. The Company expects the closing of this purchase, subject to financing and customary terms and conditions, to occur before year end.

       NewGen Technologies, Inc. (formerly Bongiovi Entertainment, Inc.)
                         (A development stage company)
  Notes to the Condensed Consolidated Financial Statements September 30, 2005
                                   (Unaudited)

(4) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

For the period from June 1, 2005 (inception) through September 30, 2005, various officers and directors of the Company agreed to defer a portion of their salaries, payable under employment agreements, and expense reimbursement until such time as adequate funds have been received by the Company. The amount deferred as of September 30, 2005 was $500,200, which is included in accounts payable and accrued expenses - related parties. Accounts payable and accrued expenses consisted of the following as of September 30, 2005:

                                               Related      Non-related
                                             ----------     ----------
            Accounts Payable                 $   14,466     $  101,447
            Accrued Expenses                    485,734        135,842
                                             ----------     ----------

            Total                            $  500,200     $  237,289
                                             ==========     ==========

(5) NOTE PAYABLE - RELATED PARTY

The Company's wholly-owned subsidiary, Refuel executed a promissory note on June 30, 2005 from an Executive Director in the amount of $316,500, which includes $5,863 in accrued interest included in the note payable. As of September 30, 2005 the principal balance is $281,500 and accrued interest of $13,188 which is included in accrued expenses-related parties. The note is due December 1, 2005 and bears interest at 10% per annum.

(6) COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases office space under three non-cancelable operating leases, two of which expire on November 30, 2005 and one expires February 28, 2006. Rent expense for all operating leases for the period from June 1, 2005 (Inception) through September 30, 2005 was $11,208. The leases are renewable every six months.

Commitments

The Company has entered into two management services contracts (commencing on October 1, 2005 and November 1, 2005) for management of two fuel terminals (storage tanks, piping and racks for dispensing) for $8,333 per month for the next sixty (60) months, per contract. At September 30, 2005, the Company has prepaid $8,333 in terminal management services.

Contingency

The Company signed an agreement, subject only to financing to purchase three fuel terminals (see note 3). A deposit of $170,000 has been paid. This deposit may be forfeited if the closing does not occur by February 28, 2006 or other breach of the contract by the buyer. The company firmly believes the transaction will close by year end.

On November 3, 2005, NewGen was advised by two Directors that a personal lawsuit against them in the United Kingdom alleging they improperly obtained technology owned by another company has been dropped. In any event, NewGen is marketing products utilizing technology received from the two Directors under a royalty agreement. The management of NewGen firmly believes that the technology is materially different than that referred to in the aforementioned lawsuit. Further, the two NewGen Directors have filed patent applications in the United Kingdom for protection of their technology used by NewGen.

(7) INCOME TAXES

                                                          September 30, 2005
                                                          ------------------
            Taxes at U.S. federal statutory rate of 34%   $         (844,574)
            Valuation Allowance                                      844,574
                                                          ------------------
            Tax expense (benefit)                         $               --
                                                          ==================

       NewGen Technologies, Inc. (formerly Bongiovi Entertainment, Inc.)
                         (A development stage company)
  Notes to the Condensed Consolidated Financial Statements September 30, 2005
                                   (Unaudited)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at September 30, 2005 are presented below:

                                                          September 30, 2005
                                                          ------------------
            Deferred income tax assets:
                    Net operating loss carryforwards      $          844,574

            Deferred income tax liabilities:                              --
                                                          ------------------
                                                                     844,574
                    Valuation Allowance                             (844,574)
                                                          ------------------
            Net deferred tax assets                       $               --
                                                          ==================

As of September, 30, 2005, the Company has a net operating loss carryforward for federal income tax purposes in the amount of $2,484,040, which expires in 2025. The Company has recorded a valuation allowance of $844,574 as of September 30, 2005. The valuation allowance was recorded due to the doubt surrounding the Company's ability to utilize the deferred tax asset.

(8) STOCKHOLDERS' EQUITY

The total number of shares of all classes of stock which the Company is authorized to issue is 100,000,000 shares of common stock, par value $ 0.001, ("Common Stock"). The Common Stock shall be identical and shall entitle each of the holders thereof to the same rights and privileges. When dividends (if any) are declared upon the Common Stock, whether payable in cash, in property or in shares of stock of the Company, the holders of Common Stock shall be entitled to share equally, share for share, in such dividends. Each holder of Common Stock shall be entitled to one vote per share.

In June 2005, the Company issued 27,711,000 shares of common stock to founders at a value of $0.001 per share for total subscriptions receivable of 2771, of which $190 has been received as of September 30, 2005.

In June 2005, the Company issued a total of 424,033 shares of common stock to various individuals in exchange for services rendered, future services to be rendered and expense reimbursement, at a value of $0.50 per share for a total of $212,020, of which $62,842 has been deferred.

During August and September, 2005 the Company sold 4,225,500 shares of common stock to various individuals at a value of $0.50 per share for cash proceeds of $2,087,750 and a subscription receivable of $25,000.

On September 9, 2005, the Company issued to employees, 300,000 options having an intrinsic value of $885,000, of which $848,125 has been deferred over a two year vesting period.

Various individuals exchanged services, future services and expense reimbursements at a value of $0.50 per share for 1,094,000 shares of common stock totaling $547,000 of which $122,641 has been deferred.

(9) RELATED PARTY TRANSACTIONS

The Company's wholly-owned subsidiary, Refuel executed a promissory note on June 30, 2005 from an Executive Director in the amount of $316,500, which includes $5,863 in accrued interest included in the note payable. As of September 30, 2005 the principal balance is $281,500 and accrued has interest of $13,188. The note is due December 1, 2005 and bears interest at 10% per annum.

Various officers and directors of the Company agreed to defer a portion of their salaries, payable under employment agreements, and expense reimbursement until such time as adequate funds have been received by the Company. The amount deferred as of September 30, 2005 was $498,365, which is included in accounts payable and accrued expenses - related parties.

On July 1, 2005, the Company entered into an assignment and royalty agreement with two directors and shareholders of the Company, whereby various Great Britain patent applications were assigned to the Company. According to the terms of the agreement, the Company is required to pay $250,000 at the inception of the agreement (paid July 1, 2005) and a continuing royalty fee of the greater of $250,000 or 0.1% of the aggregate products sold per year utilizing the assigned patents during the term of the royalty agreement (indefinite until cancelled by either the directors or the Company). As of September 30, 2005, 187,500 of the $250,000 inception payment remains prepaid and $62,500 has been amortized.

       NewGen Technologies, Inc. (formerly Bongiovi Entertainment, Inc.)
                         (A development stage company)
  Notes to the Condensed Consolidated Financial Statements September 30, 2005
                                   (Unaudited)

On September 14, 2005, the Company entered into a two-month management services agreement with Treasure Coast Capital Partners ("TCCP"), a company owned by a shareholder and officer of the Company. The agreement provides for the Company to pay $43,250 in fees, of which $30,000 has been paid.

(10) GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has a small amount of working capital as of September 30, 2005 and a cash flow deficiency from operations of $1,050,959 and a net loss of $2,484,040 for the period from June 1 (inception) to September 30, 2005. These matters raise substantial doubt about its ability to continue as a going concern. The Company's existence is dependent on management's ability to develop profitable operations and resolve the Company's liquidity problems.

In order to improve the Company's liquidity, management is actively pursuing additional equity and debt financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its efforts to raise additional financing.

These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(11) SUBSEQUENT EVENTS

The Company has entered into a management services contract for management of a fuel terminal (storage tanks, piping and racks for dispensing) located in Spartanburg, GA. for $8,333 per month. The term of the agreement is for a period of sixty months beginning October 1, 2005 through September 30, 2010.

On October 28, 2005, the Company executed a letter of intent to merge with Prolong International Corporation ("Prolong"), a maker of proprietary lubricants and fuel additives. The merger is subject to satisfactory due diligence, definitive agreements, regulatory approvals and shareholder consent. Under the letter of intent, the Company will merge with Prolong, with Prolong being the surviving company. Prolong will take the name NewGen Technologies, Inc., operating through two subsidiaries, Refuel America, Inc. and Prolong Super Lubricants, Inc., and will trade on the American Stock Exchange (AMEX). Current NewGen Technologies, Inc. shareholders will own approximately 93.6% of the new company, with the balance owned by current Prolong shareholders. The board and senior management of the merged parent company will come from NewGen Technologies, Inc.

On November 1, 2005, the Company has entered into a management services contract for management of a fuel terminal (storage tanks, piping and racks for dispensing) located in Paw Creek, NC. for $8,333 per month. The term of the agreement is for a period of sixty months beginning November 1, 2005 through October 31, 2010.

On November 3, 2005, the Company was advised by two Directors that a personal lawsuit against them in the United Kingdom alleging they improperly obtained technology owned by another company has been dropped. In any event, the Company is marketing products utilizing technology received from the two Directors under a royalty agreement.

The Company firmly believes that the technology is materially different than that referred to in the aforementioned lawsuit. Further, the two Directors have filed patent applications in the United Kingdom for protection of their technology used by the Company.

On November 8, 2005, the Company, has formed a joint venture with PowerSHIFT Energy Company, Inc., a provider of alternative energy solutions, to build biodiesel plants and power generation facilities in the United States. The joint venture, PowerSHIFT Biofuels, LLC, is equally owned by NewGen and PowerSHIFT Energy. PowerSHIFT Biofuels has already identified several potential opportunities in California, Hawaii, and Iowa to provide biodiesel and complete green energy solutions for utilities, industry and transportation. The first of these projects could potentially be operational by the fourth quarter of 2006, and all identified plants combined would produce in excess of 140 million gallons of biodiesel. Additional sites are currently being explored in the Midwest and Rocky Mountain states.

For Advanced Biotechnologies, LLC an additional $100,000 was contributed for working capital subsequent to September 30, 2005. The Company has advanced $25,000 for initial start up costs to PowerSHIFT, LLC subsequent to September 30, 2005. The Company has a 50% voting and share of PowerSHIFT Biofuels LLC.

An award of 500,000 shares was granted to Scott Deininger at $1.00 per share effective as of October 10, 2005, the date of employment and vesting period of 4 years.

Item 2. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

CORPORATE HISTORY

Refuel America, Inc. (a development stage company), (the "Company") was incorporated on June 1, 2005 under the laws of the state of Delaware. The Company was formed for the purpose of developing and distributing innovative alternative fuels including biodiesel. The Company's offices are located in Charlotte, North Carolina, its only location. The Company's fiscal year end is December 31.

There have been no significant operations since inception and the Company is in the process of raising additional capital and financing for future operations.

On July 29, 2005, Bongiovi Entertainment, Inc. ("Bongiovi"), a totally inactive reporting public shell corporation, consummated a Share Exchange Agreement (the "Agreement") with Refuel America, Inc. ("Refuel") whereby all of the shareholders in Refuel had their shares converted into 28,135,033 shares of Bongiovi, or approximately 89% of the common stock of Bongiovi. As part of the reverse merger between Bongiovi and Refuel, warrants were issued to a shareholder to purchase 2,255,000 common shares. One warrant for 2,155,000 common shares has no expiration date and has an exercise price of $0.50 per share. The other warrant for 100,000 common shares is exercisable for a term of five years and has an exercise price of $5.00. Under generally accepted accounting principles, a company whose stockholders receive over fifty percent of the stock of the surviving entity in a business combination is considered the acquirer for accounting purposes. Accordingly, the transaction was accounted for as an acquisition of Bongiovi, the legal acquirer, and a recapitalization of Refuel, the accounting acquirer.

On August 10, 2005, to effect a name change, Bongiovi executed a merger and reorganization agreement with the sole shareholder of NewGen Technologies, Inc, a newly formed Nevada corporation. This transaction effectively changed the registrant's name from Bongiovi Entertainment, Inc. to NewGen Technologies, Inc. (NewGen).

OVERVIEW

Bongiovi was an entertainment content provider and independent record label, whose market is the global entertainment/music consumer. Bongiovi was engaged in the acquisition of music industry assets and in operational activities that included: the signing and development of artists for the purpose of creating, promoting, marketing and distributing and selling recorded material, the utilization and development of a national/international record promotion and distribution network, the identification, acquisition and development of a "catalog" of recorded works and other entertainment related activities.

Since June 14, 2004, Bongiovi had no operating business and did not intend to develop its own operating business but instead was seeking to effect a merger with a corporation and undertake a merger for its own corporate purposes. This merger occurred on August 2, 2005, whereby the Bongiovi became the legal acquirer and Refuel became the accounting acquirer. As such, the inception date of Newgen Technologies, Inc. is June 1, 2005 which is the inception date of Refuel America. Accordingly, the profit and loss and cash flow statements include only activity from June 1, 2005 (inception) to September 30, 2005.

PLAN OF OPERATIONS

To date we have not derived any revenues and we have not derived a profit from our operations. There can be no assurance that we will be able close on the transactions noted below or conduct operations profitably in the future, if at all, or that we will be able to generate revenues from operations in the future. We currently do not have sufficient cash reserves to meet all of our anticipated obligations for the next twelve months. As a result, we are in the process of soliciting additional equity and debt funding in the near future.

Newgen and its wholly-owned subsidiary, Refuel is a fuel production and distribution company engaged in the development of fuel technology, including bio fuels, which can increase an automobile's miles per gallon while providing cleaner fuel emissions by changing the property of fuel to allow more complete combustion and decrease the dependency on foreign fuels.

While we have not yet begun distribution, we intend to utilize our patent pending technology to produce fuel products, which we plan to distribute to both the wholesale and retail segments of the fuel marketplace. We intend to continue development of our technology to diversify our product offerings. We utilize technology that is multi-functional and multi-purpose, allowing it to be used in a wide range of fuels including gasoline, diesel, Biodiesel and Ethanol. Our products include proprietary formulae, designed to positively alter the combustion characteristics of the fuel. Because of the unique character of the proprietary formulae, our formulations are designed to create a mono-layer on the fuel delivery system, increasing lubricity (reducing engine wear and tear) while the detergent character of the formulae is designed to prevent deposit formation on fuel injectors. The technology is also designed to result in greater atomization and efficiency of combustion, to provide increases in fuel economy and reductions in emissions.

Currently, we are in the process of working with a joint venture partner through our Refuel subsidiary to build and operate biodiesel plants in the Southeast. A facility that is planned to produce 60 million gallons annually will be based in Sandersville, Georgia. This joint venture serves as the initial step in our plans to manufacture, process, and distribute biofuels in the U.S. with the aim of substantially increasing a vehicle's operating efficiency while reducing the amount of carbon monoxide, particulates, and nitrous oxides produced. Current cash requirements are projected to be approximately $1,400,000 in general and administrative costs and approximately $35,000,000 to $40,000,000 in capital expenditures over the next twelve to fourteen months. Operations are planned to commence in the fourth quarter 2006.

In addition, we have signed a definitive contract subject only to financing for the purchase of three fuel terminals in the southeast United States from Crown Central, LLC. The terminals, with a total storage capacity of over 10 million gallons, and an annual throughput capacity of more than 350 million gallons, will be used for the distribution and storage of alternative fuels, including biodiesel and ethanol blends, as well as traditional hydrocarbon fuels. The three terminals are strategically located near existing fuel pipelines with railcar access. NewGen expects the closing of this purchase, subject to financing and customary terms and conditions, to occur before year end. The purchase of these terminals will give NewGen the opportunity to process, blend, and store its proprietary biodiesel and ethanol products as well as hydrocarbon fuels. This agreement is a crucial next step in our growth strategy - allowing the Company to blend biodiesel with hydrocarbon fuels for distribution domestically and internationally. We intend to offer proprietary products to meet the increasing demand for biofuels, driven by greater fuel efficiency, cleaner exhaust, and a growing need for energy independence.

A $170,000 deposit has been made in accordance with the agreement to purchase for $1,700,000 and we will require financing for an additional $3,500,000 - $4,000,000 for additional equipment and working capital for this project. An independent terminal management company has been engaged to start up and operate the terminal.

On October 26, 2005, we executed a letter of intent to merge with Prolong International Corporation ("Prolong"), a maker of proprietary lubricants and fuel additives. The merger is subject to satisfactory due diligence, definitive agreements, regulatory approvals and shareholder consent. Under the letter of intent, the Company will merge with Prolong, with Prolong being the surviving company.

Prolong will take the name NewGen Technologies, Inc., operating through two subsidiaries, ReFuel America, Inc. and Prolong Super Lubricants, Inc., and will trade on the American Stock Exchange (AMEX), subject to approval. Current NewGen Technologies, Inc. shareholders will own approximately 93.6% of the new company, with the balance owned by current Prolong shareholders. However, there can be no assurance that we will be able close on this transaction timely or conduct operations profitably in the future, if at all.

On November 8, 2005, we announced that our wholly-owned subsidiary, ReFuel, has formed a joint venture with PowerSHIFT Energy Company, Inc., a provider of alternative energy solutions, to build biodiesel plants and power generation facilities in the United States. The joint venture, PowerSHIFT Biofuels, LLC, is equally owned by NewGen and PowerSHIFT Energy. PowerSHIFT Biofuels has already identified several potential opportunities in California, Hawaii, and Iowa to provide biodiesel and complete green energy solutions for utilities, industry and transportation. The first of these projects could potentially be operational by the fourth quarter of 2006, and all identified plants combined would produce in excess of 140 million gallons of biodiesel. Additional sites are currently being explored in the Midwest and Rocky Mountain states.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, we had a cash balance of $816,981 and negative cash flow from operations of $1,050,959. During August and September, 2005 the Company issued 3,333,491 shares to acquire Bongiovi, and sold 4,225,500 shares of common stock to various individuals at a value of $0.50 per share for cash proceeds of $2,087,750 and a subscription receivable of $25,000. The proceeds from this offering were used for the repayment of outstanding debt obligation, professional expenses, working capital and general corporate expenses. In addition, the Company issued to employees, 300,000 options having an intrinsic value of $885,000 of which $848,125 has been deferred. We currently do not have sufficient cash reserves to meet all of our anticipated obligations for the next twelve months. As a result, we will require additional equity and debt funding in the near future. Accordingly, the condensed consolidated financial statements as of June 30, 2005 have been prepared on a going concern basis.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (R), "Share-Based Payment". SFAS No. 123 (R) revises SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123 (R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions).

SFAS No. 123 (R) is effective as of the first interim or annual reporting period that begins after June 15, 2005 for non-small business issuers and after December 15, 2005 for small business issuers. Accordingly, the Company will adopt SFAS No. 123 (R) in its quarter ending March 31, 2006. The Company is currently evaluating the provisions of SFAS No. 123 (R) and has not yet determined the impact, if any, that SFAS No. 123 (R) will have on its financial statement presentation or disclosures.

RESULTS OF OPERATIONS

Our consolidated net loss for the three months ended September 30, 2005 was $973,505. General and administrative expenses primarily consisted of the following: a) professional fees of approximately $374,000 of which $200,000 related to a Bongoivi consultant; b) wages approximating $355,000; c) approximately $97,000 in travel related expenses and d) royalty expense of $62,500 relating the assignment to the company of the Great Britain patent applications from related parties.

Our consolidated net loss for the period from June 1, 2005 (inception) to September 30, 2005 was $2,484,040. General and administrative expenses primarily consisted of the following: a) professional fees of approximately $951,000 of which $515,000 related to consulting prior to inception which consisted of approximately $200,000 for the Bongoivi consultant; approximately $184,000 in legal fees and $154,000 in accounting fees; b) wages approximating $813,000; c) approximately $280,000 in travel related expenses; d) marketing studies approximating $241,000; and e) royalty expense of $62,500 relating the assignment to the company of the Great Britain patent applications from related parties.

Currently there are no signed contracts that will produce revenue and there can be no assurances that management will be successful in negotiating such contracts.

Prior to June 1, 2005, the Company had no operating business.

GOING CONCERN

The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flows to meets its obligations on a timely basis, to obtain additional financing as may be required and ultimately and to attain profitability.

CRITICAL ACCOUNTING POLICIES

Income Taxes

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclose the nature of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Item 3. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting for the Company. The Certifying Officers have designed such disclosure controls and procedures and internal controls and procedures for financial reporting to ensure that material information are made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures and internal controls and procedures for financial reporting as of September 30, 2005 and believes that the Company's disclosure controls and procedures and internal controls and procedures for financial reporting are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On November 3, 2005, NewGen was advised by two Directors that a personal lawsuit against them in the United Kingdom alleging they improperly obtained technology owned by another company has been dropped. In any event, NewGen is marketing products utilizing technology received from the two Directors under a royalty agreement. The management of NewGen firmly believes that the technology is materially different than that referred to in the aforementioned lawsuit. Further, the two NewGen Directors have filed patent applications in the United Kingdom for protection of their technology used by NewGen.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 7, 2005, the Company adopted an incentive based Non Qualified Stock Option (NQSO) Stock Option Plan with a vesting period of four (4) years to begin after the first year of employment. 8 million shares or 15% of the float of Common Stock will be provided for the plan. The incentive awards will be tiered as follows: Chairman/CEO 100%, next level 50 to 75%, and the next level 25% of their cash compensation.

In addition, a special one time recognition for the Company contributors was adopted. The amount of shares allocated for this effort is 300,000 shares of the Company's common stock. The shares will be issued as of September 9, 2005, and participants will be fully vested over a two-year timeframe. The value of the shares is at $.50 per share. The shares are to be equally split between Mike D'Onofrio, John King, Bruce Wunner, and Mike Woods. Another award of 500,000 was shares granted to Scott Deininger at $1.00 per share effective as of October 10, 2005, the date of employment and vesting period of 4 years.

All other sales have been previously reported on Form 8-K.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5 - OTHER INFORMATION

On August 10, 2005, Bongiovi Entertainment, Inc. executed a merger and reorganization agreement with the sole shareholder of NewGen Technologies, Inc. whereby, NewGen shall be merged into the Company. The Company is the surviving company and has effectively changed its name to New Gen Technologies, Inc.

A $170,000 deposit has been made in accordance with the agreement to purchase for $1,700,000 and we will require financing for an additional $3,500,000 - $4,000,000 for additional equipment and working capital for this project. An independent terminal management company has been engaged to start up and operate the terminal.

On October 26, 2005, we executed a letter of intent to merge with Prolong International Corporation ("Prolong"), a maker of proprietary lubricants and fuel additives. The merger is subject to satisfactory due diligence, definitive agreements, regulatory approvals and shareholder consent. Under the letter of intent, the Company will merge with Prolong, with Prolong being the surviving company. Prolong will take the name NewGen Technologies, Inc., operating through two subsidiaries, ReFuel America, Inc. and Prolong Super Lubricants, Inc., and will trade on the American Stock Exchange (AMEX), subject to approval. Current NewGen Technologies, Inc. shareholders will own approximately 93.6% of the new company, with the balance owned by current Prolong shareholders. However, there can be no assurance that we will be able close on this transaction timely or conduct operations profitably in the future, if at all.

ITEM 6 - EXHIBITS

      31.1 - Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

      31.2 - Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

      32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

      32.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

       NEWGEN TECHNOLOGIES, INC. . (Formerly Bongiovi Entertainment, Inc.)


Date: November 21, 2005                 By: /s/ S. Bruce Wunner
                                            ------------------------------------
                                            Bruce Wunner
                                            Chief Executive Officer

                                        By: /s/ Scott A. Deininger
                                            ------------------------------------
                                            Scott Deininger
                                            Chief Financial Officer