Form 10QSB/A
period 2005-09-30
NewGen Technologies, Inc
filed 2006-02-28
CIK 833837

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB / A
                                (AMENDMENT NO. 1)

            |X| Quarterly report filed under Section 13 or 15 (d) of
              the Securities Exchange Act of 1934 For the Quarterly
                         Period Ended September 30, 2005

                                       or

                          | | Transitional report filed
                          under Section 13 or 15 (d) of
                                the Exchange Act.

                           Commission File No. 0-23365

                            NEWGEN TECHNOLOGIES, INC.
                            -------------------------
                          (A development stage company)
                 (Name of Small Business Issuer in its Charter)



          Nevada                                      33-0840184
         --------                                    -------------
State or other jurisdiction of           I.R.S. Employer Identification Number
incorporation or organization


         6000 Fairview Road 12th Floor, Charlotte, North Carolina 28210
         --------------------------------------------------------------
                     (Address of principal executive office)

                    Issuer's telephone number: (704) 552-3590
                                               --------------

                          BONGIOVI ENTERTAINMENT, INC.
                                  (Former Name)

       39 Hansen Farm Road, North Haven, Connecticut 06473 (203) 239-9734
       ------------------------------------------------------------------
          (Address of principal executive office and telephone number)


Check whether the issuer: (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past ninety (90) days.

Yes |X| No | |

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes | | No |X|


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of November 21, 2005, there were 36,788,024 shares of Common Stock, par value $0.001 per share, outstanding.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):

Yes | | No |X|

        NEWGEN TECHNOLOGIES, INC. (FORMERLY BONGIOVI ENTERTAINMENT, INC.)
                          (A development stage company)
                                 FORM 10-QSB/ A

                                EXPLANATORY NOTE

This amendment No. 1 on Form 10-QSB/ A (this "Form 10-QSB/ A) amends our Quarterly Report on Form 10-QSB for the third quarter ended September 30, 2005, as initially filed with the Securities and Exchange Commission (the "SEC") on November 21, 2005. The amendment is being filed to reflect adjustments made to our previously unaudited numbers which subsequently have been audited and filed in our Form SB-2 registration statement as filed on February 10, 2006. The following audit adjustments have been made:
      o FASB Interpretation No. 46 (R) Consolidation of Variable Interest Entities has been applied to Advanced Biotechnologies, Inc. our 50% owned joint venture. The investment account has been reduced by $35,486, while cash increased $12,864, Equipment increased $8,108, and general & administrative expenses increased $14,514.
      o General & administrative expenses in the amount of $58,306 that were made on behalf of a joint venture to be formed after the balance sheet date have been decreased and reclassified into a receivable for an increase of $58,306, as the amount advanced.
      o An increase of $54,987 in general & administrative expenses due to invoices received after the books and records were closed, yet related to expenses incurred as of the balance sheet date. Accounts payable and accrued expenses - related parties increased $26,894 and accounts payable and accrued expenses - other increased $28,093.

Accordingly, part I item 1, the condensed consolidated financial statements and related footnotes have been updated with the audited numbers. Additionally, the relevant sections of part I item 2 - management's discussion and analysis have been updated as well. Except for the amended information noted above, this Form 10-QSB/ A continues to describe conditions as presented in the original report on Form 10-QSB filed November 21, 2005. This form 10-QSB/A does not reflect events occurring after the filing of the Form 10-QSB on November 21, 2005 or modify or update these disclosures, including exhibits on the Form 10-QSB affected by subsequent events. Information not affected by the adjustments noted above is unchanged and reflects the disclosures made at the time of the original filing of Form 10Q-SB on November 21, 2005.

Accordingly, this Form 10-QSB/ A should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-QSB, including any amendments to those filings.

                                TABLE OF CONTENTS
--------------------------------------------------------------------------------

PART I FINANCIAL INFORMATION
                                                                            Page
                                                                            ----
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

    a.    Condensed Consolidated Balance Sheet as of September 30,
          2005(Unaudited)                                                    1

    b.    Condensed Consolidated Statements of Operations for the three months ended September 30, 2005 and for the period from June
          1, 2005(Inception) to September 30, 2005 (Unaudited)               2

    c.    Condensed Consolidated Statement of Changes in Stockholders'
          Equity for the period from June 1, 2005 (Inception) to
          September 30, 2005 (Unaudited)                                     3

    d.    Condensed Consolidated Statement of Cash Flows for the period from June 1, 2005 (Inception) to September 30, 2005
          (Unaudited)                                                        4

    e.    Notes to Condensed Consolidated Financial Statements as of
          September 30, 2005                                                 5

Item 2. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS           12

Item 3. CONTROLS AND PROCEDURES                                             14

PART II OTHER INFORMATION                                                   15

Item 1. LEGAL PROCEEDINGS

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Item 3. DEFAULTS ON SENIOR SECURITIES

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Item 5. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON 8-K

SIGNATURES PAGE                                                             16

CERTIFICATIONS                                                              17



              PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this Plan of Operation of this Quarterly Report on Form 10-QSB/ A include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results of the Company (sometimes referred to as "we", "us" or the "Company"), performance (financial or operating) or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based upon the Company's best estimates of future results, general merger and acquisition activity in the marketplace, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "project," "expect," "believe," "estimate," "anticipate," "intends," "continue", "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. (See the Company's Form 10-QSB for a description of certain of the known risks and uncertainties of the Company.)

        NEWGEN TECHNOLOGIES, INC. (FORMERLY BONGIOVI ENTERTAINMENT, INC.)
                 AND SUBSIDIARIES (A development stage company)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                     ASSETS
                                                                             September 30,
                                                                                  2005
                                                                          ---------------------
CURRENT ASSETS:
    Cash                                                                $              829,845
    Prepaid royalties                                                                  187,500
    Receivable from future joint venture                                                58,306
    Other current assets                                                                23,334
                                                                          ---------------------
    Total Current Assets                                                             1,098,985
                                                                          ---------------------

    Deposit on land and improvements                                                   170,000
    Property and Equipment, net                                                          8,108
                                                                          ---------------------
    Total Other Assets                                                                 178,108
                                                                          ---------------------

                     TOTAL ASSETS                                       $            1,277,093
                                                                          =====================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses - related parties             $              527,094
    Accounts payable and accrued expenses - other                                      265,382
    Note payable, related party                                                        281,500
                                                                          ---------------------
                     TOTAL LIABILITIES                                               1,073,976
                                                                          ---------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock, $0.001 par value, 10,000,000 shares
       authorized, none issued and outstanding                                               -
    Common stock, $0.001 par value; 100,000,000 shares authorized,
       31,468,524 shares issued and outstanding                                         31,468
    Additional paid-in capital                                                       1,068,323
    Common stock to be issued (5,319,500 shares)                                     2,659,750
    Common stock subscriptions receivable                                              (27,581)
    Deferred equity-based expenses                                                  (1,033,608)
    Deficit accumulated during development stage                                    (2,495,235)
                                                                          ---------------------
                     TOTAL STOCKHOLDERS' EQUITY                                        203,117
                                                                          ---------------------

                     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $            1,277,093
                                                                          =====================



   The accompanying notes are an integral part of the condensed consolidated financial statements

        NEWGEN TECHNOLOGIES, INC. (FORMERLY BONGIOVI ENTERTAINMENT, INC.)
                                AND SUBSIDIARIES
                         (A development stage company)
  CONDENSED CONSOLIDATED STATEMENTS OF OPEREATIONS FOR THE THREE MONTHS ENEDED
             SEPTEMBER 30, 2005 AND FOR THE PERIOD FROM JUNE 1, 2005
                        (INCEPTION) TO SEPTEMBER 30, 2005
                                   (UNAUDITED)


                                                                For the three                 For the period from
                                                                 months ended              June 1, 2005 (Inception) to
                                                              September 30, 2005               September 30, 2005
                                                          ---------------------------      ---------------------------
Revenues                                                $                          -     $                          -
                                                          ---------------------------      ---------------------------

General and administrative expenses                                          971,955                        2,471,351
                                                          ---------------------------      ---------------------------

Loss from operations                                                        (971,955)                      (2,471,351)
                                                          ---------------------------      ---------------------------

Other (expenses)
    Interest                                                                  (8,998)                         (20,137)
    Bank fees                                                                 (3,747)                          (3,747)
                                                          ---------------------------      ---------------------------
       Total other (expenses)                                                (12,745)                         (23,884)
                                                          ---------------------------      ---------------------------

Loss before provision for income taxes                                      (984,700)                      (2,495,235)

Provision for income taxes                                                         -                                -
                                                          ---------------------------      ---------------------------

Net loss                                                $                   (984,700)    $                 (2,495,235)
                                                          ===========================      ===========================

Loss per share - basic and diluted                      $                      (0.03)    $                      (0.08)
                                                          ===========================      ===========================

Weighted average number of common
    shares outstanding - basic and diluted                                33,044,247                       32,580,309
                                                          ===========================      ===========================



   The accompanying notes are an integral part of the condensed consolidated financial statements

        NEWGEN TECHNOLOGIES, INC. (FORMERLY BONGIOVI ENTERTAINMENT, INC.)
                                AND SUBSIDIARIES
                          (A development stage company)
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
       FOR THE PERIOD FROM JUNE 1, 2005 (INCEPTION) TO SEPTEMBER 30, 2005
                                   (UNAUDITED)

                                                                                    ADDITIONAL         COMMON
                                                         COMMON STOCK                PAID-IN          STOCK TO
                                                   SHARES            AMOUNT          CAPITAL          BE ISSUED
                                               ---------------    ------------   ---------------    --------------
                                                            -  $            -  $              -  $              -

 BALANCE AT JUNE 1, 2005
     Issuance of shares of common stock            27,711,000          27,711           (24,940)                -
        to founders in exchange for
        subscriptions receivable

     Issuance of shares of common stock               424,033             424           211,596                 -
       in exchange for services and
       expense reimbursement

     Transfer of shares of common stock             3,333,491           3,333            (3,333)                -
       in a share exchange agreement

     Common stock to be issued                              -               -                 -         2,112,750
       for cash (4,225,500 shares)

     Common stock to be issued                              -               -                 -           547,000
       for services and expense
       reimbursement (1,094,000 shares)

     Non-cash compensation expense                          -               -           885,000                 -

     Net loss                                               -               -                 -                 -

                                               ---------------    ------------   ---------------    --------------

 BALANCE AT SEPTEMBER 30, 2005                     31,468,524  $       31,468  $      1,068,323  $      2,659,750
                                               ===============    ============   ===============    ==============



   The accompanying notes are an integral part of the condensed consolidated financial statements

                                                COMMON STOCK           DEFERRED          DEFICIT ACCUMULATED
                                                SUBSCRIPTIONS        EQUITY BASED              DURING
                                                 RECEIVABLE            EXPENSES            DEVELOPMENT STAGE       TOTAL
                                               ----------------     ------------------      ---------------     ---------------
                                           $                 -  $                   -  $                 -  $                -

 BALANCE AT JUNE 1, 2005
     Issuance of shares of common stock                 (2,581)                     -                    -                 190
        to founders in exchange for
        subscriptions receivable

     Issuance of shares of common stock                      -                (62,842)                   -             149,178
       in exchange for services and
       expense reimbursement

     Transfer of shares of common stock                      -                      -                    -                   -
       in a share exchange agreement

     Common stock to be issued                         (25,000)                     -                    -           2,087,750
       for cash (4,225,500 shares)

     Common stock to be issued                               -               (122,641)                   -             424,359
       for services and expense
       reimbursement (1,094,000 shares)

     Non-cash compensation expense                           -               (848,125)                   -              36,875

     Net loss                                                -                      -           (2,495,235)         (2,495,235)

                                               ----------------     ------------------      ---------------     ---------------

 BALANCE AT SEPTEMBER 30, 2005             $           (27,581) $          (1,033,608) $        (2,495,235) $          203,117
                                               ================     ==================      ===============     ===============



   The accompanying notes are an integral part of the condensed consolidated financial statements

        NEWGEN TECHNOLOGIES, INC. (FORMERLY BONGIOVI ENTERTAINMENT, INC.)
                                AND SUBSIDIARIES
                          (A development stage company)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
       FOR THE PERIOD FROM JUNE 1, 2005 (INCEPTION) TO SEPTEMBER 30, 2005
                                   (UNAUDITED)

Cash flows from operating activities:
    Net loss                                                                              $         (2,495,235)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
          Expense portion of stock based compensation and services                                     573,537
          Noncash compensation expense                                                                  36,875
          Amortization of royalty agreement                                                             62,500
    CHANGES IN OPERATING ASSETS AND LIABILITIES:
          Increase in prepaid royalties                                                               (250,000)
          Increase in receivable from future joint venture                                             (58,306)
          Increase in other current assets                                                             (23,334)
          Increase in accounts payable and accrued expenses - related parties                          527,094
          Increase in accounts payable and accrued expenses - other                                    265,382
          Note payable issued for expenses paid on behalf of the Company
              and accrued interest, net of repayments                                                  281,500
                                                                                             ------------------

             Net cash used in operating activities                                                  (1,079,987)
                                                                                             ------------------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Deposit on land and improvements                                                                  (170,000)
    Purchases of property and equipment                                                                 (8,108)
                                                                                             ------------------

             Net cash used in investing activities                                                    (178,108)
                                                                                             ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds received for common stock issued to founders                                                  190
    Proceeds received for common stock to be issued                                                  2,087,750
                                                                                             ------------------

             Net cash provided by financing activities                                               2,087,940
                                                                                             ------------------

Net increase in cash                                                                                   829,845

Cash, beginning of period                                                                                    -
                                                                                             ------------------

Cash, end of period                                                                       $            829,845
                                                                                             ==================

Non cash investing and financing activities:

    Common stock issued for deferred equity based expenses                                $          1,033,608
                                                                                             ==================

    Common stock issued for subscriptions receivable                                      $             27,581
                                                                                             ==================



   The accompanying notes are an integral part of the condensed consolidated financial statements

        NewGen Technologies, Inc.(formerly Bongiovi Entertainment, Inc.)
                          (A development stage company)
                                and Subsidiaries
  Notes to the Condensed Consolidated Financial Statements September 30, 2005
                                  (Unaudited)


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

(2) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Refuel America, Inc. (a development stage company), ("Refuel") was incorporated on June 1, 2005 under the laws of the state of Delaware. Refuel was formed for the purpose of developing and distributing innovative alternative fuels including biodiesel. The Company's offices are located in Charlotte, North Carolina, its only location. The Company's fiscal year end is December 31.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of NewGen Technologies, Inc. and its wholly-owned subsidiary Refuel America, Inc. (collectively, "the Company") and all variable interest entities
(VIEs) for which the Company is the primary beneficiary. All material intercompany accounts and transactions have been eliminated in consolidation.

Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN 46). In December 2003, the FASB modified FIN 46 to make certain technical corrections and address certain implementation issues that had arisen. FIN 46 (R) provides a new framework for identifying VIEs and determining when a company should include the assets, liabilities, non-controlling interests and results of activities of a VIE in its consolidated financial statements.

In general, a VIE is a corporation, partnership, limited-liability corporation, trust or any other legal structure used to conduct activities or hold assets that either 1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support 2) has a group of equity owners that are unable to make significant decisions about its accountabilities or 3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. FIN 46 (R) requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE (a variable interest holder) is obligated to absorb a majority of the risk of loss from the VIE's activities, is entitled to receive a majority of the VIE's residual returns, or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary must record all of the VIE's assets, liabilities and non-controlling interests at fair value and account for the VIE as if it were consolidated based on majority voting interest.

        NewGen Technologies, Inc.(formerly Bongiovi Entertainment, Inc.)
                          (A development stage company)
                                and Subsidiaries
  Notes to the Condensed Consolidated Financial Statements September 30, 2005
                                  (Unaudited)


The provisions of FIN 46 (R), are effective for small business issuers no later than the end of the first reporting period that ended after December 15, 2004.

Cash

The Company maintains its cash balances in financial institutions. Balances in the institutions may at times exceed the Federal Deposit Insurance Corporation limits.

Property and Equipment

Property and equipment are recorded at cost and depreciated over the estimated useful lives of the related assets using the straight line method with lives of three years.

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

Joint Ventures

The Company intends to operate its manufacturing and distribution business through various joint ventures. Upon the adoption of FIN 46 (R), the Company has consolidated all joint ventures that were determined to be VIEs and where the Company is the primary beneficiary.

On September 2, 2005, the Company formed a joint venture, named Advanced Biotechnologies, LLC, with Advanced Biotechnologies, Inc. for the purpose of blending, processing, storing, distributing and selling biodiesel, biodiesel mixtures and biodiesel byproducts. The Company has a 50% voting interest and a 50% allocation share of Advanced Biotechnologies, LLC's profits and losses. The Company is committed to fully fund the $200,000 of joint venture equity to be used for working capital. The Company has contributed capital of $50,000 for initial start up costs to Advanced Biotechnologies, LLC as of September 30, 2005. An additional $100,000 was contributed for working capital subsequent to September 30, 2005. The Company has concluded that this joint venture is a VIE in which parties contributing 100% of the capital do not have the majority interest and accordingly has included this entity in its consolidated financial statements as of September 30, 2005 and for the period from June 1, 2005 (inception) through September 30, 2005.

        NewGen Technologies, Inc.(formerly Bongiovi Entertainment, Inc.)
                          (A development stage company)
                                and Subsidiaries
  Notes to the Condensed Consolidated Financial Statements September 30, 2005
                                  (Unaudited)


On November 8, 2005, the Company formed a joint venture, named PowerSHIFT Biofuels of Iowa, LLC, with PowerSHIFT Energy Company, Inc., for the purpose of conducting the business of manufacturing, processing, storing, marketing, distributing, and selling biodiesel, biodiesel mixtures, and biodiesel byproducts. The Company has advanced $25,000 for initial start up costs to PowerSHIFT Biofuels of Iowa, LLC subsequent to September 30, 2005. The Company has a 50% voting interest and a 50% allocation share of PowerSHIFT Biofuels of Iowa, LLC's profits and losses. The Company is committed to fund up to $125,000 in initial start up costs.

On November 8, 2005, the Company formed a joint venture, named PowerSHIFT Biofuels of Hawaii, LLC, with PowerSHIFT Energy Company, Inc., for the purpose of conducting the business of manufacturing, processing, storing, marketing, distributing, and selling biodiesel, biodiesel mixtures, and biodiesel byproducts. The Company has advanced $25,000 for initial start up costs to PowerSHIFT Biofuels of Hawaii, LLC subsequent to September 30, 2005. The Company has a 50% voting interest and a 50% allocation share of PowerSHIFT Biofuels of Hawaii, LLC's profits and losses. The Company is committed to fund up to $125,000 in initial start up costs.

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

                                                                                        For the period from
                                                             For the three months    June 1, 2005 (Inception) to
                                                              September 30, 2005        September 30, 2005
                                                             --------------------     ------------------------

 Net loss as reported                                      $            (984,700)  $               (2,495,235)

 Add: Stock based employee compensation expense
   included in reported net income net of related tax effects             36,875                       36,875

 Deduct: Total stock based employee compensation
   expense determined under fair value based method
   net of related tax effects                                            (42,612)                     (42,612)

                                                             --------------------     ------------------------
 Pro forma net loss                                        $            (990,437)  $               (2,500,972)
                                                             ====================     ========================

 Loss per share:

   Basic and diluted - as reported                         $       (0.03)          $          (0.08)
                                                             ====================     ========================
   Basic and diluted - pro forma                           $       (0.03)          $          (0.08)
                                                             ====================     ========================



On September 7, 2005, the Company adopted an incentive based Non Qualified Stock Option (NQSO) Stock Option Plan with a vesting period of four (4) years to begin after the first year of employment. Eight million shares or 15% of the float of Common Stock will be provided for the plan. The incentive awards will be tiered as follows: Chairman/CEO 100%, next level 50 to 75%, and the next level 25% of their cash compensation.

        NewGen Technologies, Inc.(formerly Bongiovi Entertainment, Inc.)
                          (A development stage company)
                                and Subsidiaries
  Notes to the Condensed Consolidated Financial Statements September 30, 2005
                                  (Unaudited)


In addition, a special one-time award was granted to certain individuals for their efforts contributed to the Company up to the date of the award. The amount of shares allocated for this award is 300,000. The options were granted as of September 9, 2005, and participants will be fully vested over a two-year timeframe. The option price is $0.50 per share. The shares are to be equally split between Mike D'Onofrio, John King, Bruce Wunner, and Mike Woods. Another award was granted to Scott Deininger on October 10, 2005, the date of employment, for the option to purchase 500,000 shares at $1.00 per share and vesting in accordance with the NQSO Plan.

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

(4) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

For the period from June 1, 2005 (inception) through September 30, 2005, various officers and directors of the Company agreed to defer a portion of their salaries, payable under employment agreements, and expense reimbursement until such time as adequate funds have been received by the Company. The amount deferred as of September 30, 2005 was $513,906, which is included in accounts payable and accrued expenses - related parties (See note 9). Accounts payable and accrued expenses consisted of the following as of September 30, 2005:


                                      RELATED                NON-RELATED
                                --------------------     ---------------------
Accounts Payable            $             38,242     $            129,542
Accrued Expenses                         488,852                  135,840
                                --------------------     ---------------------

Total                       $            527,094     $            265,382
                                ====================     =====================


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

        NewGen Technologies, Inc.(formerly Bongiovi Entertainment, Inc.)
                          (A development stage company)
                                and Subsidiaries
  Notes to the Condensed Consolidated Financial Statements September 30, 2005
                                  (Unaudited)


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

The Company has committed to fund the Advanced Biotechnologies, LLC joint venture up to $200,000 in working capital. (See also Note 2)

The Company is committed to fund PowerSHIFT Biofuels of Iowa, LLC up to $125,000 in initial start up costs (See also Note 2).

The Company is committed to fund PowerSHIFT Biofuels of Hawaii, LLC up to $125,000 in initial start up costs (See also Note 2).


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


(7) INCOME TAXES

                                                          September 30, 2005
                                                          ---------------------
Taxes at U.S. federal statutory rate of 34%            $        (848,380)
Valuation Allowance                                              848,380
                                                          ---------------------
Tax expense (benefit)                                  $          -
                                                          =====================

        NewGen Technologies, Inc.(formerly Bongiovi Entertainment, Inc.)
                          (A development stage company)
                                and Subsidiaries
  Notes to the Condensed Consolidated Financial Statements September 30, 2005
                                  (Unaudited)


The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at September 30, 2005 are presented below:

                                                          SEPTEMBER 30, 2005
                                                         -----------------------
Deferred income tax assets:
        Net operating loss carryforwards              $                848,380

Deferred income tax liabilities:                                             -
                                                         -----------------------
                                                                       848,380
        Valuation Allowance                                           (848,380)
                                                         -----------------------
Net deferred tax assets                               $                      -
                                                         =======================

As of September 30, 2005, the Company has a net operating loss carryforward for federal income tax purposes in the amount of $2,495,235, which expires in 2025. The Company has recorded a valuation allowance of $848,380 as of September 30, 2005. The valuation allowance was recorded due to the doubt surrounding the Company's ability to utilize the deferred tax asset.

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

In June 2005, the Company issued 27,711,000 shares of common stock to founders at a value of $0.001 per share for total subscriptions receivable of $2,771, of which $190 has been received as of September 30, 2005.

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

Various officers and directors of the Company agreed to defer a portion of their salaries, payable under employment agreements, and expense reimbursement until such time as adequate funds have been received by the Company. The amount deferred as of September 30, 2005 was $513,906, which is included in accounts payable and accrued expenses - related parties (See note 4).

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

        NewGen Technologies, Inc.(formerly Bongiovi Entertainment, Inc.)
                          (A development stage company)
                                and Subsidiaries
  Notes to the Condensed Consolidated Financial Statements September 30, 2005
                                  (Unaudited)


On September 14, 2005, the Company entered into a two-month management services agreement with Treasure Coast Capital Partners ("TCCP"), a company owned by a shareholder and officer of the Company. The agreement provides for the Company to pay $43,250 in fees, of which $30,000 has been paid.

(10) GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has working capital of $25,009 as of September 30, 2005 and a net loss of $2,495,235 and a cash flow deficiency from operations of $1,079,987 for the period from June 1 (inception) to September 30, 2005. These matters raise substantial doubt about its ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On October 10, 2005, (date employment began) a stock option award was granted to the Company's new CFO, for the option to purchase 500,000 shares at $1.00 per share and vesting after 4 years.

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

On November 8, 2005, the Company formed a joint venture with PowerSHIFT Energy Company, Inc., ("PowerSHIFT Energy") a provider of alternative energy solutions, to build biodiesel plants and power generation facilities in the United States. The joint venture, PowerSHIFT Biofuels, LLC, ("PowerSHIFT Biofuels") is equally owned by NewGen and PowerSHIFT Energy. PowerSHIFT Biofuels has already identified several potential opportunities in California, Hawaii, and Iowa to provide biodiesel and complete green energy solutions for utilities, industry and transportation. The first of these projects could potentially be operational by the fourth quarter of 2006, and all identified plants combined would produce in excess of 140 million gallons of biodiesel. Additional sites are currently being explored in the Midwest and Rocky Mountain states. The Company has advanced $50,000 for initial start up costs to PowerSHIFT, LLC subsequent to September 30, 2005. The Company has a 50% voting and share of profits/losses in PowerSHIFT Biofuels, LLC.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

CORPORATE HISTORY

Refuel America, Inc. (a development stage company), ("Refuel") was incorporated on June 1, 2005 under the laws of the state of Delaware. Refuel was formed for the purpose of developing and distributing innovative alternative fuels including biodiesel. The Company's offices are located in Charlotte, North Carolina, its only location. The Company's fiscal year end is December 31.

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

Since June 14, 2004, Bongiovi had no operating business and did not intend to develop its own operating business but instead was seeking to effect a merger with a corporation and undertake a merger for its own corporate purposes. This merger occurred on August 2, 2005, whereby Bongiovi became the legal acquirer and Refuel became the accounting acquirer. As such, the inception date of Newgen Technologies, Inc. is June 1, 2005 which is the inception date of Refuel America. Accordingly, the accompanying financial statements include only activity from June 1, 2005 (inception) to September 30, 2005.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, we had a cash balance of $829,845 and negative cash flow from operations of $1,079,987. During August and September, 2005 the Company issued 3,333,491 shares to acquire Bongiovi, and sold 4,225,500 shares of common stock to various individuals at a value of $0.50 per share for cash proceeds of $2,087,750 and a subscription receivable of $25,000. The proceeds from this offering were used for the repayment of outstanding debt obligation, professional expenses, working capital and general corporate expenses. In addition, the Company issued to employees, 300,000 options having an intrinsic value of $885,000 of which $848,125 has been deferred. We currently do not have sufficient cash reserves to meet all of our anticipated obligations for the next twelve months. As a result, we will require additional equity and debt funding in the near future. Accordingly, the condensed consolidated financial statements as of September 30, 2005 have been prepared on a going concern basis.


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

RESULTS OF OPERATIONS

Our consolidated net loss for the three months ended September 30, 2005 was $984,700. General and administrative expenses primarily consisted of the following: a) professional fees of approximately $402,000 of which $200,000 related to a Bongoivi consultant; b) wages approximating $355,000; c) approximately $65,000 in travel related expenses and d) royalty expense of $62,500 relating the assignment to the company of the Great Britain patent applications from related parties.

      Our consolidated net loss for the period from June 1, 2005 (inception) to September 30, 2005 was $2,495,235. General and administrative expenses primarily consisted of the following: a) professional fees of approximately $981,000 of which $520,000 related to consulting prior to inception (the largest of which consisted of approximately $200,000 for the Bongoivi consultant); approximately $211,000 in legal fees and $154,000 in recruiting fees; b) wages approximating $813,000; c) approximately $280,000 in travel related expenses; d) marketing studies approximating $241,000; and e) royalty expense of $62,500 relating the assignment to the company of the Great Britain patent applications from related parties.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 7, 2005, the Company adopted an incentive based Non Qualified Stock Option (NQSO) Stock Option Plan with a vesting period of four (4) years to begin after the first year of employment. Eight million shares or 15% of the float of Common Stock will be provided for the plan. The incentive awards will be tiered as follows: Chairman/CEO 100%, next level 50 to 75%, and the next level 25% of their cash compensation.

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

ITEM 6 - EXHIBITS
            31.1 - Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

            31.2 - Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

            32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

            32.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NEWGEN TECHNOLOGIES, INC.
                                        (FORMERLY BONGIOVI ENTERTAINMENT, INC.)


Date: February 28, 2006                 By:   /s/ S. Bruce Wunner
                                             ----------------------------
                                             Bruce Wunner
                                             Chief Executive Officer


                                        By:  /s/ Scott A. Deininger
                                             ----------------------------
                                             Scott Deininger
                                             Chief Financial Officer