Form 10KSB
period 2005-12-31
NewGen Technologies, Inc
filed 2006-04-17
CIK 833837

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the period June 1, 2005 (Inception) to December 31, 2005

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 033-22264

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

       Securities registered under Section 12(b) of the Exchange Act: None

       Securities registered under Section 12(g) of the Exchange Act: None

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.) Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer's revenues for the period June 1, 2005 (inception) to December 31, 2005 were $-0-.

As of April 12, 2006 the number of shares outstanding of the Issuer's common stock was 38,611,224.

As of April 12, 2006 the aggregate number of shares held by non-affiliates was approximately 14,477,195.

As of April 12, 2006 the aggregate market value of the Issuer's common stock held by non-affiliates was $18,530,810, based on the average high and low price of $1.28 per share as of April 12, 2006.

DOCUMENTS  INCORPORATED  BY REFERENCE

None

                                   FORM 10-KSB

          FOR THE PERIOD JUNE 1, 2005 (INCEPTION) TO DECEMBER 31, 2005

                                      INDEX

                                                                            Page

PART I.....................................................................  4
           ITEM 1. DESCRIPTION OF BUSINESS.................................  4
           ITEM 2. DESCRIPTION OF PROPERTY................................. 17
           ITEM 3. LEGAL PROCEEDINGS....................................... 17
           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS...... 17
PART II.................................................................... 18
           ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
           STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES
           OF EQUITY SECURITIES............................................ 18
           ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
           OPERATION....................................................... 19
           ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............. 28
           ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE............................. 29
           ITEM 8A. CONTROLS AND PROCEDURES................................ 29
           ITEM 8B. OTHER INFORMATION...................................... 29
PART III................................................................... 30
           ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
           CONTROL PERSONS; COMPLIANCE  WITH SECTION 16(a) OF THE
           EXCHANGE ACT.................................................... 30
           ITEM 10. EXECUTIVE COMPENSATION................................. 32
           ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.................. 33
           ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......... 34
           ITEM 13. EXHIBITS............................................... 35
           ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES................. 37

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

      In this annual report, references to "NewGen Technologies," "NWGN," "the Company," "we," "us," and "our" refer to NewGen Technologies, Inc.

      Except for the historical information contained herein, some of the statements in this Report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled "Business," "Management's Discussion and Analysis or Plan of Operation," and "Risk Factors." They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expect," "plan," "could," "anticipate," "intend," "believe," "estimate," "predict," "potential," "goal," or "continue" or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to: our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to manufacture suitable products at competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under US federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Organizational History

      Refuel America, Inc. (a development stage company), (The "Company" or "Refuel") was incorporated on June 1, 2005 under the laws of the state of Delaware. Refuel was formed for the purpose of developing and distributing innovative alternative fuels including biodiesel. Refuel's offices are located in Charlotte, North Carolina. The Company's fiscal year end is December 31.

      On July 29, 2005, Bongiovi Entertainment, Inc. ("Bongiovi"), a totally inactive reporting public shell corporation, consummated a Share Exchange Agreement (the "Agreement") with Refuel whereby all of the shareholders in
Refuel had their shares converted into 28,135,033 shares of Bongiovi, or approximately 89% of the common stock of Bongiovi. As part of the reverse merger between Bongiovi and Refuel, warrants were issued to two shareholders to purchase 2,255,000 common shares. One warrant for 2,155,000 common shares has no expiration date and has an exercise price of $0.001 per share. The other warrant for 100,000 common shares is exercisable for a term of five years and has an exercise price of $5.00 per share. Under generally accepted accounting principles, a company whose stockholders receive over fifty percent of the stock of the surviving entity in a business combination is considered the acquirer for accounting purposes. Accordingly, the transaction was accounted for as an acquisition of Bongiovi, the legal acquirer, and a recapitalization of Refuel, the accounting acquirer.

      On August 10, 2005, to effect a name change, Bongiovi executed a merger and reorganization agreement with the sole shareholder of NewGen Technologies, Inc, a newly formed Nevada corporation. This transaction effectively changed the registrant's name from Bongiovi Entertainment, Inc. to NewGen Technologies, Inc. ("NewGen").

Overview of Business

      We are a fuel production and distribution company engaged in the development of fuel technology which can increase an automobile's miles per gallon while providing cleaner fuel emissions by changing the property of fuel to allow more complete combustion. While we have not yet begun distribution, we intend to utilize our patent pending technology to produce the following fuel products, which we plan to distribute to both the wholesale and retail segments of the fuel marketplace:

      o E10 - a combination of gasoline and anywhere from 5.7 to 10% ethanol based upon a customer's fuel specifications

      o     E85 - a combination of 85% ethanol and 15% gasoline

      o     B20 - a combination of 20% biodiesel and 80% conventional diesel

      o     Premium Diesel - conventional diesel enhanced by our technology

      We intend to continue development of our technology to diversify our product offerings.

      In addition, currently, we are in the process of working with various joint venture partners to build and operate biodiesel plants throughout the United States. This will allow us to manufacture, process, and distribute biofuels in the United States with the aim of substantially increasing a vehicle's operating efficiency while reducing the amount of carbon monoxide, particulates, and nitrous oxides produced.

      In January 2006, we acquired three fuel terminals in the southeast United States from Crown Central, LLC. The terminals, with a total storage capacity of over 10 million gallons, and an annual throughput capacity of more than 500 million gallons, will be used for the distribution and storage of alternative fuels, including biodiesel and ethanol blends, as well as traditional hydrocarbon fuels.

Features and Benefits of Our Products

      We utilize technology that is multi-functional and multi-purpose, allowing it to be used in a wide range of fuels including gasoline, diesel, biodiesel and ethanol. Our products include proprietary formulae, designed to positively alter the combustion characteristics of the fuel. Because of the unique character of the proprietary formulae, our formulations are designed to create a mono-layer on the fuel delivery system, increasing lubricity (reducing engine wear and tear) while the detergent character of the formulae is designed to prevent deposit formation on fuel injectors. The technology is also designed to result in greater atomization and efficiency of combustion, to provide increases in fuel economy and reductions in emissions. Below are the descriptions of specific benefits intended from this new technology, which is achieved using components substantially and predominantly from petroleum sources.

      o Lubricity - The reduction of sulfur and aromatics in modern fuels has led to lubricity problems in fuel delivery and combustion systems. Our technology is designed to increase lubricity above the recommended standards to resolve these problems. Higher lubricity will reduce wear on the fuel system and will lower maintenance costs on the engine, injectors and fuel pump. In addition, enhanced fuel lubricity will allow the engine to run with improved efficiency.

      o Detergency - Modern fuel standards mean that all fuels should contain a recommended amount of detergent. Our products have detergent components that support these standards. Together with lubricity enhancement, this is intended to enable more complete combustion. This is especially effective with diesel fuels and can substantially reduce black smoke and particulate matter without decreasing power and torque.

      o Greenhouse Gas Emissions - 100% complete combustion leaves only residues of carbon dioxide (CO2) and water (H20). Carbon dioxide is recognized as a major contributor to global warming. Incomplete combustion produces nitrogen oxides (NOx) that may lead to ozone problems, and unburned hydrocarbons, a carcinogen. Our products are designed to provide more complete combustion and increase fuel efficiency. When less fuel has to be burned for the same power output, less CO2 and NOx are released into the atmosphere.

      o Co-solvency - A designed benefit of our technology is the ability to suspend water in fuel as a complete homogeneous solution. This `cools the charge' in the combustion chamber which can provide more effective, efficient, and complete combustion. This can also reduce the prospects of short-lived fuel injectors which can fail when water passes through them.

      o Storage & Handling Contamination - Use of our technology in fuel storage tanks and fuel systems can help to prevent microbial contamination by eliminating phase separation. This can help reduce blocked filters when the fuel is pumped through the fuel system. The effect of these benefits is a reduction in the need for biocides that are expensive and difficult to handle.

      o Corrosion inhibitors - Our technology has been designed, as part of our multifunctional purpose, to behave as a natural corrosion inhibitor. Corrosion in fuel storage systems and engines has been caused by free water in the fuel supply. Ethanol blends tend to attract more water. Our technology is designed to eliminate corrosion caused by this water by homogenizing the water into the fuel to keep free water at a minimum in the fuel system.

Alternative Fuel Products

Ethanol Combinations

      Ethanol is a fuel blending component that is used widely by major oil companies and distributors. According to Ethanol producer Iogen (www.iogen.ca), approximately 12% of all US gasoline is currently blended with Ethanol. Ethanol is considered an `alternative' fuel component, as it can be produced from domestically-produced agricultural products. Ethanol has been used in low concentrations (less than 10%) with no changes in engine components or fuel handling and delivery systems. Ethanol can be used in higher concentrations (up to 85%) in specially-designed `Flexible Fuel Vehicles', described below.

      E10 refers to a gasoline-based ethanol product. This typically has a combination of 90% gasoline and 10% ethanol, but the percentage of ethanol can range from 5.7% to 10% in accordance with the specifications of the customer. E10 is commonly used throughout the United States and can be used in all gasoline vehicles without engine modification.

      E85 (85% ethanol, 15% gasoline) is currently available at approximately 400 gas station pumps in the United States, according to the National Ethanol Vehicle Coalition (www.e85fuel.com). Flexible-Fuel Vehicles (FFVs) are designed to run on regular unleaded or any ethanol fuel blend up to 85% Ethanol. Special onboard diagnostics "read" the fuel blend, enabling drivers to fuel with E85 or regular unleaded if E85 is not available. Today, Ford Motor Company, General Motors, and Daimler-Chrysler Corporation all offer E85 engines as standard equipment in certain vehicles. These vehicles come with the same factory warranties as gasoline vehicles.

      Ethanol has lower energy content vs. gasoline, and is `hygroscopic', meaning that it can draw water into the fuel from the surrounding air. These characteristics can create lower fuel efficiency and handling problems in Ethanol-based fuels. Our technology is intended to make up for the typical loss of performance with ethanol blends. Our technology is designed to enable a clear homogenous solution, eliminating typical problems with water that cause phase separation, and thereby improving combustion.

Biodiesel Combinations

      Biodiesel is a bio fuel component which can be produced from domestically grown soybean and other oil crops as well as palm oil, rapeseed oil, waste oil and animal fats. Biodiesel requires no engine modifications or changes in the fuel handling and delivery systems. Biodiesel delivers similar horsepower, torque, and miles per gallon as conventional diesel, while producing significantly lower emissions of Carbon Monoxide, black smoke, and particulate matter.

      B20 (blend of 20% biodiesel with 80% conventional diesel) has limited distribution in the US currently, although all diesel vehicles can use this fuel. According to the National Biodiesel Board, usage of Biodiesel in the US was 30 million gallons in 2004, vs. a total on-road diesel consumption of 34 billion gallons, according to the Energy Information Administration. Federal and state fleets are mandated to use B20 if available, to meet their targets for the Energy Policy Act and EO13149 compliance (discussed below).

      According to the EPA, one drawback with biodiesel is that it increases emissions of nitrous oxides. Our technology is designed to enhance the performance of B20 by eliminating this nitrous oxide increase, while also substantially increasing the reduction of black smoke and particulates.

Suppliers and Production Process

      There are no special blending facilities or requirements necessary for the production of our products, and the addition point in the fuel supply chain is flexible. We are currently in negotiation for the supply of the other fuel components, including traditional gasoline and diesel, as well as Ethanol and biodiesel. Supply is worldwide and will be contracted to the most cost effective and geographical location to the order.

Industry Overview

      According to the Energy Information Administration (www.eia.doe.gov), gasoline is used in the US in over 200 million vehicles with combined travel of over 7 billion miles per day. US on-highway diesel consumption averaged 94 million gallons per day in 2002, and was growing at a pace of 3 million gallons/day per year. There are approximately 167,000 retail fuel outlets across the nation.

      Alternative fuels have become a national issue with growing support across the country. The Wall Street Journal recently reported that Governors from 33 states are pushing to expand use of ethanol as a vehicle-fuel additive. They recognize that ethanol creates jobs, is good for the environment and is good public policy. Recently, the Fuels Security Act of 2005 was passed in the Senate, designed to create a renewable fuels standard mandating the use of 7.5 billion gallons of renewable motor vehicle fuels in the US by 2012.

      Our products are designed for use in all internal combustion engines, opening the entire motor transport market for sales and distribution. This market includes automotive, marine, rail and aviation. In addition, our products can be utilized in stationary equipment as those used in power generation, home heating, chemical plants and mining. The intended benefits of its technology are designed to create competitive products with multiple economic and environmental effects.

Distribution

      We currently do not have any mechanism for the distribution of our alternative fuel products. However, we have recently acquired three fuel terminals located in the Southeast region of the Unites States. In addition, we may sell our branded alternative fuels under licensing and marketing agreements with local dealers, wholesalers and jobbers. "Jobbers" is a term used in the fuel industry to describe companies that have a supply infrastructure that facilitates the purchase, blending, storage and delivery of fuel.

Intellectual Property

      We have submitted the following patent applications for these new technologies in the United Kingdom pertaining to the use of our proprietary technology for production of our fuels. These applications show inventive steps and novelty which distinguishes them from the prior patents granted to the inventors of our technology. These inventive steps and novelty are required for new patents to issue.

           0509818.1 - CLEAN BURNING FUELS AND ADDTIVES
           0509649.0 - CLEAN BURNING SPARK IGNITION FUELS AND ADDITIVES THAT ENABLE THE UTILISATION OF A RENEWABLE FEEDSTOCK SUCH AS ETHANOL 0509653.2 - CLEAN BURNING COMPRESSION FUELS THAT ENABLE THE UTILISATION OF A RENEWABLE FEEDSTOCK SUCH AS ETHANOL AND BIODIESEL

      These applications were each submitted on May 12, 2005, and are currently being reviewed for issue by The Patent Office in the United Kingdom. It is anticipated that patents would be converted to Patent Convention Treaty applications to cover worldwide all the countries that have entered into the Patent Convention Treaty (over 70 countries are members of the PCT). After one year as a PCT applicant, we can then decide in which country we wish to file. The US applications may be concurrently filed with the PCT applications.

Competition

      To date, we have not commenced commercial production or sale of our products. Our proprietary brand fuels will compete with many other branded fuels. Our primary competition will be the larger oil and independent chain gas stations across the United States. The fuel industry is extremely competitive and includes several companies which have achieved substantial market share, and have long operating histories, large customer bases, and substantially greater financial, development, and marketing resources than we do. Currently, these entities tend to compete in a commodity business, with differentiation created by pricing. In some cases, the fuel suppliers also compete by differentiating the quality of the product offering. By offering conventional and alternative fuels with patent pending technology, we intend to provide a new source of differentiation for the customer and consumer.

      Other potential competitors are fuel additive manufacturers. There are six major competitors in the additives market, including Lubrizol, Chevron-Texaco, Associated Octel, Infineum, BASF, and Akzo Nobel. Our business model includes sales of fuel, not additives. Therefore, these additive manufacturers are not direct competitors unless they partner with fuel suppliers mentioned above. We intend to continue development of our technology to maintain a competitive advantage and to diversify our product offerings.

Government Regulation

      In the US, two significant energy policy measures have shaped renewable fuels' present and future status. First, the Energy Policy Act (EPAct) was passed in 1992, designed to encourage the use of alternative fuels to help reduce US dependence on imported oil. For fiscal year 1999 and beyond, 75% of a federal fleet's vehicle acquisitions must be alternative fuel vehicles. Supplementing this is Executive Order 13149 (EO13149), which mandates that any federal agency with a fleet of 20 or more vehicles in the US must develop a compliance strategy that documents how the agency plans to accomplish a required reduction of 20% in petroleum consumption by 2005 (vs. 1999 consumption).

      In addition to these mandates, recent changes to tax policy have continued to build incentives for alternative fuels. The Volumetric Ethanol Excise Tax Credit (VEETC) provision contained in the JOBS/FSC/ETI Bill (`Jumpstart Our
Business Strength' bill, containing a repeal of the Foreign Sales Corporation/Extraterritorial Income (FSC/ETI) exclusion) has improved the distribution and availability of both E85 and Biodiesel fuels. This bill was signed into law in late October 2004.

      In January 2000, the Environmental Protection Agency enacted a set of diesel emission standards that requires significant reduction in harmful emissions, especially particulate matter and oxides of Nitrogen. Particulate matter in diesel emissions is to be reduced by 90% and oxides of Nitrogen is to be reduced by 95%, beginning in 2004 and to be fully implemented by 2007. In addition, the Environmental Protection Agency also requires that 97% of the sulfur currently in diesel fuel be eliminated beginning in 2006.

      Finally, the energy bill recently passed by Congress contains additional incentives and mandates for federal fleets in regards to renewable fuels. The principal mandate is for state and federal fleets to report their alternative fuel uses in accordance with EO13149. This federal leadership has been followed by many states that have adopted tax incentives and mandates for state-operated fleets.

      In order for our products to be used in the United States, Environmental Protection Agency registration is required. We will address this on an as and when needed basis as all fuels will be within existing American Society for Testing and Materials standards.

Employees

      As of April 12, 2006 we had six employees. We have not experienced any work stoppages and we consider relations with our employees to be good. We anticipate hiring additional employees as we increase production and distribution of our products.

Risk Factors

Risks Related to Our Financial Results

We Are a Development Stage Company with Little Experience in the Operation of its Business. There is a Risk that Our Business May Fail.

      To date, we have been involved primarily in product development in developing sources of supply for product components and developing joint ventures for production of alternative fuels. We have only a limited operating history and no experience in producing and bringing to market its products. We may experience in the future many of the problems, delays and expenses encountered by any early stage business, many of which are beyond its control. These problems include, but are not limited to:

      o substantial delays and expenses related to testing, development, and production of our products,

      o unanticipated difficulties relating to the production and marketing of a new product in the marketplace,

      o     competition from larger and more established companies

      o     lack of market acceptance of our new products and technologies.

      We have only a limited operating history upon which to base any projection of the likelihood it will prove successful, and thus we cannot assure that it will achieve profitable operations or even generate any operating revenues.

      In addition, our technology is a new approach to reducing harmful emissions from certain internal combustion engines and the unproven aspects of its technology may never prove commercially viable. There is the potential that we may not be able to produce on a sustainable basis the preliminary performance results achieved in certain of its research efforts. It is also possible that our products will not meet certain regulatory requirements and we may not be able to manufacture or successfully market its products at a reasonable cost.

We May Need to Raise Capital to Fund our Operations, and our Failure to Obtain Funding When Needed may Force us to Delay, Reduce or Eliminate our Product Development Efforts.

      If in the future, if we are not capable of generating sufficient revenues from operations and our capital resources are insufficient to meet future requirements, we may have to raise funds to continue the commercialization, marketing and sale of our technologies and products.

      We cannot be certain that funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct our business. If we are unable to raise additional capital if required or on acceptable terms, it may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of its product candidates, restrict its operations or obtain funds by entering into agreements on unattractive terms.

Our Independent Auditors Have Expressed Doubt About Our Ability to Continue as a Going Concern, Which May Hinder Our Ability to Obtain Future Financing.

      In their report dated April 12, 2006, our independent auditors stated that our consolidated financial statements for the period from June 1, 2005 (inception) through December 31, 2005, were prepared assuming that we would continue as a going concern. The independent auditors noted that we have suffered significant losses from operations and have a cash flow deficiency from operations as well as a working capital deficiency. As a result of the going concern qualification, we may find it much more difficult to obtain financing in the future, if required. Further, any financing we do obtain may be on less favorable terms.

Risks Related To Our Business

Our Commercial Success Will Depend in Part on Our Ability to Obtain and Maintain Patent Protection.

      Our success will depend in part on our ability to maintain and/or obtain and enforce patent protection for our technologies and to preserve its trade secrets, and to operate without infringing upon the proprietary rights of third parties. We have obtained rights to three patent applications filed in Great Britain, and may, in the future, seek rights from third parties to other patent applications or patented technology. There can be no assurance that patents will issue from the patent applications filed or that the scope of any claims granted in any patent will provide us with proprietary protection or a competitive advantage.

      We cannot be certain that the creators of our technology were the first inventors of inventions covered by its patent applications or that they were the first to file. Accordingly, there can be no assurance that patents will be valid or will afford us with protection against competitors with similar technology. The failure to maintain and/or obtain patent protection on the technologies underlying our proposed products may have a material adverse effect on our competitive position and business prospects.

      It is also possible that our technologies may infringe on patents or other rights owned by others. We may have to alter our products or processes, pay licensing fees, defend an infringement action or challenge the validity of the patents in court, or cease activities altogether because of patent rights of third parties, thereby causing additional unexpected costs and delays to us. There can be no assurance that a license will be available to us, if at all, upon terms and conditions acceptable to us or that we will prevail in any patent litigation. Patent litigation is costly and time consuming, and there can be no assurance that we will have sufficient resources to pursue such litigation. If we do not obtain a license under such patents, are found liable for infringement or are not able to have such patents declared invalid, we may be liable for significant money damages and may encounter significant delays in bringing products and services to market. There can be no assurance that we have identified United States and foreign patents that pose a risk of infringement.

We May Experience Difficulties in the Introduction of New Products that Could Result in Us Having to Incur Significant Unexpected Expenses or Delay the Launch of New Products.

      Our technologies and products are in various stages of development. These development stage products may not be completed in time to allow production or marketing due to the inherent risks of new product and technology development, limitations on financing, competition, obsolescence, loss of key personnel and other factors. Unanticipated technical obstacles can arise at any time and result in lengthy and costly delays or in a determination that further development is not feasible. Therefore, there can be no assurance of timely completion and introduction of improved products on a cost-effective basis, or that such products, if introduced, will achieve market acceptance such that they will sustain us to achieve profitable operations.

      We currently do not have any mechanism for the distribution of our alternative fuel products. We have acquired three fuel terminals located in the Southeast region of the Unites States. Although we have entered into an agreement to retain an experienced management company to operate and manage the terminals, we have no experience in the operation of a distribution center or if we are unable to develop a sufficient method for the distribution of our alternative fuel products we will be unable to develop the commercial use of our intellectual property.

We Will Require Additional Financing in Order to Construct Bio-Diesel Production Plants

      We will need funding in excess of $200 million in order to construct several bio-diesel production facilities. Accordingly we will be required to obtain additional private or public financing including debt or equity financing and there can be no assurance that such financing will be available as needed, or, if available, on terms favorable to us. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common stock.

We are Dependent on Third Parties for the Manufacturing of Certain of our Products and any Conflicts with These Third Parties May Prevent it from Commercializing its Products.

      We do not control these third parties, nor are we able to control the amount of time and effort they put forth on our behalf. It is possible that any of these third parties may not perform as expected, and that they may breach or terminate their agreements with us before completing their work. It is also possible that they may choose to provide services to a competitor. Any failure of a third party to provide us with the services for which it has contracted could prevent us from commercializing our products or delay market introduction.

We Have Entered into Several Joint Venture Agreements to Build and Operate Biodiesel Plants, But We Have No Experience in the Construction or Operation of Such Facilities, Therefore There is a Risk that these Joint Ventures May Not be Successful and We Will Dependent on Third Parties for Supply of Biodiesel.

      We have entered into several joint venture agreements to build and operate biodiesel plants around the United States and in Europe. Although we plan on hiring experienced engineers to assist in the development of these facilities we do not have experience in the construction industry or experience in the production of biodiesel fuel. Accordingly, we will be dependent on the experience of our joint venture partners and employees with respect to these projects. If these joint ventures are not successful we will then be required to locate alternative means to produce our biodiesel products.

We are Dependent on Supplies of Gasoline and Diesel to Produce our Products.

      The production of our products is dependent on a sufficient supply of gasoline and diesel. If we are unable to obtain a sufficient fuel supply it could prevent us from commercializing our blended products or we would have to market 100% biodiesel and additive only.

We are Dependent Upon Key Personnel.

      Our success is heavily dependent on the continued active participation of certain of our current executive officers, including S. Bruce Wunner and Ian Williamson. Loss of the services of one or both of these officers could have a material adverse effect upon our business, financial condition or results of operations. Neither of these individuals currently have any plans to retire or leave in the near future. We do not maintain any key life insurance policies for any of its executive officers or other personnel. The loss of any of our senior management could significantly impact our business until adequate replacements can be identified and put in place.

There is a Risk that Products Developed by Competitors Will Reduce Our Profits or Force Us Out of Business.

      We may face competition from companies that are developing products similar to those we are developing. The petroleum/fossil fuels industry has spawned a large number of efforts to create technologies that help reduce or eliminate harmful emissions from the burning of fuels. These companies may have significantly greater marketing, financial and managerial resources than us. We cannot assure investors that our competitors will not succeed in developing and distributing products that will render our products obsolete or noncompetitive. Generally, such competition could potentially force us out of business.

Our Products Can Only Be Applied to a Limited Range of Uses With the Resulting Concentration Possibly Limiting our Potential Growth.

      Our products are being developed with a limited set of functional uses relating primarily to internal combustion engines. Significant efforts by others exist to find alternatives to internal combustion engines. In addition, the regulatory environment is becoming increasingly restrictive with regard to the performance of internal combustion engines and the harmful emissions they produce. If alternatives to internal combustion engines become commercially viable, it is possible that the potential market for our products could be reduced, if not eliminated.

We May Be Subject to Government Approvals and Regulations that Reduce our Ability to Commercialize our Products, Increase our Costs of Operations and Decrease our Ability To Generate Income.

      We are subject to United States and international laws and regulations regarding the development, production, transportation and sale of the products it sells. There is no single regulatory authority to which we must apply for certification or approval to sell its products in the United States or outside its borders.

      There can be no assurance that we will obtain regulatory approvals and certifications for our products. Even if we are granted such regulatory approvals and certifications, it may be subject to limitations imposed on the use of our products. In the future, we may be required to comply with certain restrictive regulations, or potential future regulations, rules, or directives. We cannot guarantee that restrictive regulations will not, in the future, be imposed. Such potential regulatory conditions or compliance with such regulations may increase our cost of operations or decrease our ability to generate income.

We Create Products That May Have Harmful Effects on the Environment If Not Stored and Handled Properly Prior to Use, Which Could Result in Significant Liability and Compliance Expense.

      The re-processing of refined fossil fuels involves the controlled use of materials that are hazardous to the environment. We cannot eliminate the risk of accidental contamination or discharge and any resulting problems that occur. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of these materials. We may be named a defendant in any suit that arises from the improper handling, storage or disposal of these products. We could be subject to civil damages in the event of an improper or unauthorized release of, or exposure of individuals to, hazardous materials. Claimants may sue us for injury or contamination that results from use by third parties of alternative fuel products, and our liability may exceed our total assets. Compliance with environmental laws and regulations may be expensive, and current or future environmental regulations may impair our research, development and production efforts.

We May Have Difficulties Managing Growth Which Could Lead to Higher Losses.

      While we have not yet achieved any revenues through the sale or licensing of our products, should certain events occur, we might be in a position to rapidly commercialize our products. Rapid growth would strain our human and capital resources, potentially leading to higher operating losses. Our ability to manage operations and control growth will be dependent upon our ability to raise and spend capital to improve its operational, financial and management controls, reporting systems and procedures, and to attract and retain adequate numbers of qualified employees. Should we be unable to successfully create improvements to its internal procedures and controls in an efficient and timely manner, then management may receive inadequate information necessary to manage our operations, possibly causing additional expenditures and inefficient use of existing human and capital resources.

Risks Related to Construction of the Biodiesel Plants

Dependence on Key Suppliers, Whose Failure to Perform, Could Hamper our Ability to Operate Profitably or Decrease the Value of the Company.

      We will be highly dependent upon engineering firms, equipment manufacturers, general contractors and our joint venture partners to design and build the biodiesel plants. We have not yet entered into contracts for certain design and construction services. If we do not execute a definitive binding design-build contract, or if our contractor terminates its relationship with us after it initiates construction, there is no assurance that we will be able to obtain a replacement general contractor. We expect that we will also be highly dependent upon the equipment manufacture's experience and ability to train personnel in operating the plant. If the completed plant does not operate to the level anticipated by us in our business plan, we will attempt to adequately address such deficiency. There is no assurance that we will be able to address such deficiency in an acceptable manner. Failure to do so could decrease our production of biodiesel, which could damage our ability to generate revenues. We will be highly dependent upon our joint ventures to manage our plants, procure our inputs and market our products. If our joint ventures do not perform their obligations as agreed, we may be unable to generate revenues as anticipated.

We May Need to Increase Cost Estimates for Construction of the Biodiesel Plants.

      It is possible that the cost of construction could increase significantly requiring more capital to complete the project. Therefore, there is no assurance that the final cost of the plants will not be materially higher than anticipated. There may be design changes or cost overruns associated with the construction of the plants. Shortages of steel, wood, or other materials necessary to construction could affect the final completion date of the project. Any significant increase in the estimated construction cost of the plants could delay our ability to generate revenues or reduce the amount of revenues estimated. The plant's revenue may not be sufficient to support the increased expenses attributable to increased construction costs.

Production Technology Changes Could Adversely Impact our Ability to Operate at A Profit or Compete in the Biodiesel Industry

      Advances and changes in the technology of biodiesel production are expected to occur. Such advances and changes may make our biodiesel production technology less desirable or obsolete. Our plants are single purpose entities and have no use other than the production of biodiesel and associated products. Plant costs are primarily attributable to the cost of production technology, which may be impractical or impossible to update. Obsolescence of technologies currently utilized in the production of biodiesel could adversely impact our ability to generate revenues and/or operate at a profit.

Delays or Unanticipated Costs in Providing Rail Infrastructure to Serve the Transportation Needs of the Facility Could Significantly Impact our Ability to Operate the Plant and Reduce the Value of Your Investment.

      A rail spur may need to be built in order to access rail service from the biodiesel plants. We have not negotiated for the construction of rail sidings, rail ladder tracks or other rail construction. Increased costs for rail access or a delay in obtaining rail access could significantly impact our ability to operate the plants since we expect to ship most of our biodiesel by rail. If we are unable to access rail service, we will have to truck all of our biodiesel. As a result, this may increase costs and impact our ability to operate at a profit.

Unknown Environmental Problems Could be Expensive and Time Consuming to Correct, and Could Delay the Plants Construction and Delay our Ability to Generate Revenue.

      Two locations in Fairfield, Iowa and Sandersville, Georgia have been identified as sites for construction of the first two biodiesel plants. While we have no reason to believe that there is a risk of environmental problems, there can be no assurance that we will not encounter any environmental problems at these sites or any other sites that may delay the construction of the plant. We do not anticipate any environmental problems at any sites. The presence of a environmental problems could delay construction of the plants and may require additional resources to correct these problems and could delay our ability to generate revenues.

Risks Related to Biodiesel Production

Our profitability is Dependent on Market Prices for Biodiesel and Related Biodiesel By-products.

      Our profitability and financial condition will be significantly affected by the selling price for biodiesel and the related by-products. Uncontrolled market forces ultimately drive the price and supply of biodiesel. Revenues are directly related and dependent on the market prices for biodiesel. The National Biodiesel Board (www.biodiesel.org) has estimated US biodiesel production capacity as of 2005 is approximately 354 million gallons per year. In 2005, approximately 75 million gallons of biodiesel were produced. In addition, as of February 15, 2006, the National Biodiesel Board has identified 44 sites under construction or expansion which would increase US capacity by 329 million gallons and additional 24 sites in "pre-construction" which would increase US capacity by an additional 518 million gallons. Currently, there are four active biodiesel plants in Iowa and two in Georgia. At least seven other companies have proposed plants in Iowa and three in Georgia.

      Increased biodiesel capacity also leads to increased supplies of by-products from the production of biodiesel, such as glycerin. Increased supplies could exceed demand and could lead to lower prices for these by-products. Downward changes in the price of biodiesel or its by-products may result in less income, which would decrease our revenues and decrease our profitability.

An Increase in  Feedstock  Prices  Could  Increase  our Costs and  Decrease  our
Profits.

      Changes in the cost of feedstock can significantly affect our business. The cost of feedstock is estimated to be approximately 50-60% of our biodiesel cost. In the past, the prices of feedstock (some feedstock examples are soybean, sunflowers, palm, rapeseed, and canola) have been volatile. Increased biodiesel production may also lead to an increase in the price of feedstock and thus lower profit margins. Feedstock prices may also be affected by other market sectors. Increased feedstock prices could decrease our profitability.

Reliance on Third Party Suppliers for Feedstock may Impact our Biodiesel Production and Profitability.

      To date, we have no binding commitments for the supply of feedstock. We anticipate entering into feedstock procurement agreements with third party suppliers. However, many suppliers utilize their own feedstock in biodiesel plants where they have an interest. Our suppliers could terminate our contracts and sell to other buyers, or enter into the biodiesel production business in direct competition with us. If our suppliers do not perform their obligations as agreed we may be unable to enforce our agreements with our suppliers. Competition for feedstock may raise the cost of feedstock and adversely impact our profitability.

Risks Relating To Our Current Financing

There Are A Large Number of Shares Underlying Our Convertible Debentures And Warrants That May Be Available For Future Sale And The Sale Of These Shares May Depress The Future Market Price Of Our Common Stock.

      As of April 12, 2006, we had 38,611,224 shares of common stock issued and outstanding and convertible debentures outstanding that may be converted into an estimated 7,621,951 shares of common stock, and outstanding warrants to purchase up to 1,125,000 shares of common stock. In addition, other warrants to purchase an aggregate of 2,395,000 and options to purchase 800,000 shares of common stock have been granted. The number of shares of common stock issuable upon conversion of the outstanding convertible debentures may increase if the market price of our stock declines. All of the shares, including all of the shares issuable upon conversion of the notes and upon exercise of our warrants, may be sold without restriction. There is currently a limited market for shares of our common stock and the sale of these shares may adversely affect the market price of our common stock.

The  Continuously   Adjustable  Conversion  Price  Feature  Of  Our  Convertible
Debentures Could

Require Us To Issue A Substantially Greater Number Of Shares, Which Will Cause Dilution To Our Existing Stockholders.

      Our obligation, incurred on January 24, 2006, to issue shares upon conversion of our convertible debenture in the principal amount of $5,000,000 is essentially limitless since conversion is at the lower of $1.00 or 80% of the lowest closing bid price for the common stock for the 5 trading days before but not including the conversion date. Accordingly, the number of shares of common stock issuable upon conversion of our secured convertible notes will increase if the market price of our stock declines, which will cause dilution to our existing stockholders. The following is an example of the amount of shares of our common stock that are issuable, upon conversion of the callable secured convertible notes (excluding accrued interest), based on market prices 25%, 50% and 75% below the current market price of $1.20 as of April 12, 2006.

                                           Number               % of
        % Below          Price Per       of Shares           Outstanding
        Market             Share          Issuable              Stock
        ------             -----          --------              -----
         25%               $0.900         6,944,444             15.24%
         50%               $0.600        10,416,667             21.25%
         75%               $0.300        20,833,333             35.05%

      As illustrated, the number of shares of common stock issuable upon conversion of our secured convertible notes will increase if the market price of our stock declines, which will cause dilution to our existing stockholders.

The Continuously Adjustable Conversion Price Feature Of Our $5,000,000 Principal Convertible Debenture May Encourage Investors To Make Short Sales In Our Common Stock, Which Could Have A Depressive Effect On The Price Of Our Common Stock.

      The convertible debenture is convertible into shares of our common stock at a 20% discount to the trading price of the common stock prior to the conversion. The significant downward pressure on the price of the common stock as the selling stockholder converts and sells material amounts of common stock could encourage short sales by investors. This could place further downward pressure on the price of the common stock. There is currently a limited market for our common stock and the selling stockholder could sell common stock into the market in anticipation of covering the short sale by converting their securities, which could cause the further downward pressure on the stock price. In addition, not only the sale of shares issued upon conversion or exercise of notes, warrants and options, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock.

The Issuance Of Shares Upon Conversion Of The Convertible Debentures And Exercise Of Outstanding Warrants May Cause Immediate And Substantial Dilution To Our Existing Stockholders.

      The issuance of shares upon conversion of the convertible debentures and exercise of warrants may result in substantial dilution to the interests of other stockholders since the selling stockholders may ultimately convert and sell the full amount issuable on conversion. Although the selling stockholders may not convert their convertible debentures and/or exercise their warrants if such conversion or exercise would cause them to own more than 4.9% of our outstanding common stock, this restriction does not prevent the selling stockholders from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, the selling stockholders could sell more than this limit while never holding more than this limit. There is no upper limit on the number of shares that may be issued which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock, including investors in this offering.

In The Event That Our Stock Price Declines, The Shares Of Common Stock Allocated For Conversion Of The Convertible Debentures And Registered Pursuant To This Prospectus May Not Be Adequate And We May Be Required To File A Subsequent Registration Statement Covering Additional Shares. If The Shares We Have Allocated And Are Registering Herewith Are Not Adequate And We Are Required To File An Additional Registration Statement, We May Incur Substantial Costs In Connection Therewith.

      Based on the current conversion price of our convertible debentures, we have made a good faith estimate as to the amount of shares of common stock that we are required to register and allocate for conversion of the convertible debentures. Accordingly, we have allocated and are registering 25,156,250 shares to cover the conversion of the convertible debentures and stock purchase warrants. In the event that our conversion or exercise price decreases, the shares of common stock we have allocated for conversion of the convertible debentures and are registering hereunder may not be adequate. If the shares we have allocated to the registration statement are not adequate and we are required to file an additional registration statement, we may incur substantial costs in connection with the preparation and filing of such registration statement.

If We Are Required For Any Reason To Repay Our Outstanding Convertible Debentures, We Would Be Required To Deplete Our Working Capital, If Available, Or Raise Additional Funds. Our Failure To Repay The Convertible Debentures, If Required, Could Result In Legal Action Against Us, Which Could Require The Sale Of Substantial Assets.

      On January 24, 2006, we entered into a financing arrangement involving the sale of an aggregate of $5,000,000 principal amount of convertible debentures and stock purchase warrant to buy 1,125,000 shares of our common stock. The convertible debenture is due and payable, with 10% interest, three years from the date of issuance, unless sooner converted into shares of our common stock. In addition, any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, breach of any covenant, representation or warranty in the Securities Purchase Agreement or related convertible note, the assignment or appointment of a receiver to control a substantial part of our property or business or the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against us could require the early repayment of the convertible debentures. We anticipate that the full amount of the convertible debentures will be converted into shares of our common stock, in accordance with the terms of the convertible debentures. If we are required to repay the convertible debentures, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

ITEM 2. DESCRIPTION OF PROPERTY

      We lease our principal executive offices, which are located at 6000 Fairview Road, 12th Floor, Charlotte, North Carolina 28210. These offices consist of approximately 500 square feet, with monthly rent of $5,699.

      In addition to our executive offices, we own three terminals which will be used for the blending and distribution of our alternative fuel products:

      o Spartanburg Terminal - 400 Delmar Road, Spartanburg, South Carolina 29302 consisting of 3.8 acres;
      o Columbus Terminal - 4840 Miller Road, Columbus, Georgia 31904 consisting of 7.5 acres; and
      o Charlotte Terminal - 7720 Mt. Holly Road, Paw Creek, North Carolina 28214 consisting of 6.2 acres.

      We believe that current facilities are adequate for our current and immediately foreseeable operating needs. We do not have any policies regarding investments in real estate, securities or other forms of property.

ITEM 3. LEGAL PROCEEDINGS

      From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

         None

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

         Our common stock is traded on the OTC Bulletin Board, referred to herein as the OTCBB, under the symbol "NWGN". The following table sets forth, for the calendar periods indicated, the range of the high and low last reported bid prices of our common stock, as reported by the OTCBB. The quotations represent inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

                                                             2006
                                                    High                Low
                                                  --------            --------
1st Quarter ............................          $   0.95            $   0.87

                                                             2005
                                                    High                Low
                                                  --------            --------
1st Quarter ............................          $   1.50            $   0.75
2nd Quarter ............................          $   1.50            $   0.51
3rd Quarter ............................          $   3.99            $   0.60
4th Quarter ............................          $   2.50            $   1.25

                                                             2004
                                                    High                Low
                                                  --------            --------
1st Quarter ............................          $   4.50            $   0.78
2nd Quarter ............................          $   2.10            $   0.69
3rd Quarter ............................          $   1.20            $   0.75
4th Quarter ............................          $   1.20            $   0.75

As of April 12, 2006, there were approximately 343 holders of record of our common stock.

Recent Issuances of Unregistered Securities.

      In December 2005, the Company exchanged a total of 13,000 shares of Common Stock to various individuals who exchanged services and future services at a value of $1.00 per share totaling $13,000, of which $4,000 remains deferred as of December 31, 2005.

      In December 2005, the Company sold 1,070,200 shares of Common Stock to various individuals at a value of $1.00 per share for cash proceeds of $265,200 and a subscription receivable of $805,000 as of December 31, 2005, which has been subsequently paid.

      On January 14, 2006, the Company sold and issued 440,000 shares of Common Stock to various individuals and a mutual fund at $1.00 per share for cash proceeds of $440,000.

      In conjunction with the sale of shares of Common Stock in December 2005, the Company issued a warrant to purchase 140,000 shares of the Company's Common Stock at an exercise of $1.50 per share. The warrant was issued on January 16, 2006 and expires in 5 years.

         All other sales have been previously reported on Form 8-K.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

INTRODUCTION

      The  following   discussion   should  be  read  in  conjunction  with  the
Consolidated Financial Statements and Notes thereto. Our fiscal year ends December 31. This document contains certain forward-looking statements including, among others, anticipated trends in our financial condition and results of operations and our business strategy. (See "Factors Which May Affect Future Results"). These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) changes in external factors or in our internal budgeting process which might impact trends in our results of operations; (ii) unanticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which the Company operates; and (iv) various competitive market factors that may prevent us from competing successfully in the marketplace.

Corporate History

      Refuel America, Inc. (a development stage company), (the "Company" or "Refuel") was incorporated on June 1, 2005 under the laws of the state of Delaware. The Company was formed for the purpose of developing and distributing innovative alternative fuels including biodiesel and ethanol blends with regular hydrocarbons. The Company's offices are located in Charlotte, North Carolina. The Company's fiscal year end is December 31.

      On July 29, 2005, Bongiovi Entertainment, Inc. ("Bongiovi"), a totally inactive reporting public shell corporation, consummated a Share Exchange Agreement (the "Agreement") with Refuel whereby all of the shareholders in Refuel had their shares converted into 28,135,033 shares of Bongiovi, or approximately 89% of the common stock of Bongiovi. As part of the reverse merger between Bongiovi and Refuel, warrants were issued to two shareholders to purchase a total of 2,255,000 common shares. One warrant for 2,155,000 common shares has no expiration date and has an exercise price of $0.001 per share. The other warrant for 100,000 common shares is exercisable for a term of five years and has an exercise price of $5.00 per share. Under generally accepted accounting principles, a company whose stockholders receive over fifty percent of the stock of the surviving entity in a business combination is considered the acquirer for accounting purposes. Accordingly, the transaction was accounted for as an acquisition of Bongiovi, the legal acquirer, and a recapitalization of Refuel, the accounting acquirer.

      On August 10, 2005, to effect a name change, Bongiovi executed a merger and reorganization agreement with the sole shareholder of NewGen Technologies, Inc, a newly formed Nevada corporation. This transaction effectively changed the registrant's name from Bongiovi Entertainment, Inc. to NewGen Technologies, Inc. ("NewGen").

      There have been no significant operations since inception and the Company is in the process of raising additional capital and financing for future operations.

Overview

      Bongiovi was an entertainment content provider and independent record label, whose market was the global entertainment/music consumer. Bongiovi was engaged in the acquisition of music industry assets and in operational activities that included: the signing and development of artists for the purpose of creating, promoting, marketing and distributing and selling recorded material, the utilization and development of a national/international record promotion and distribution network, the identification, acquisition and development of a "catalog" of recorded works and other entertainment related activities.

      Since June 14, 2004, Bongiovi had no operating business and did not intend to develop its own operating business but instead was seeking to effect a merger with a corporation and undertake a merger for its own corporate purposes. This merger closed on August 2, 2005, whereby the Bongiovi became the legal acquirer and Refuel became the accounting acquirer. As such, the inception date of NewGen Technologies, Inc. is June 1, 2005 which is the inception date of Refuel. Accordingly, the profit and loss and cash flow statements include only activity from June 1, 2005 (inception) to December 31, 2005.

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

      NewGen and its wholly-owned subsidiary, Refuel is a fuel production and distribution company engaged in the development of fuel technology, including bio fuels and blends, which can increase an automobile's miles per gallon while providing cleaner fuel emissions by changing the property of fuel to allow more complete combustion and decrease the dependency on foreign fuels.

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

      Currently, we are in the process of working with a joint venture partner through our Refuel subsidiary to build and operate biodiesel plants in the Southeast. A facility that is planned to produce 60 million gallons annually will be based in Sandersville, Georgia. This joint venture serves as the initial step in our plans to manufacture, process, and distribute biofuels in the U.S. with the aim of substantially increasing a vehicle's operating efficiency while reducing the amount of carbon monoxide, particulates, and nitrous oxides produced. Current cash requirements are projected to be approximately $2,000,000 in general and administrative costs and approximately $60,000,000 in capital expenditures over the next twelve to fourteen months. Operations are planned to commence in the third quarter 2007.

      In addition, we have closed on the purchase of three fuel terminals in the southeast United States from Crown Central LLC. The terminals, with a total storage capacity of over 10 million gallons, and an annual throughput capacity of more than 500 million gallons, will be used for the distribution and storage of alternative fuels, including biodiesel and ethanol blends, as well as traditional hydrocarbon fuels. The three terminals are strategically located near existing fuel pipelines with railcar access. The purchase of these terminals will give NewGen the opportunity to process, blend, and store its proprietary biodiesel and ethanol blends as well as hydrocarbon fuels. This agreement is a crucial next step in our growth strategy - allowing the Company to blend biodiesel and ethanol with hydrocarbon fuels for distribution domestically and internationally. We intend to offer proprietary products to meet the increasing demand for biofuel blends, driven by greater fuel efficiency, cleaner exhaust, and a growing need for energy independence. Two of these terminals, located in Charlotte, North Carolina and Spartanburg, South Carolina, are expected to be operational in the summer of 2006, with the Columbus, Georgia location scheduled to come on line in the fourth quarter.

      On November 8, 2005, we announced that our wholly-owned subsidiary, Refuel America, Inc., and PowerSHIFT Energy Company, Inc., a provider of alternative energy solutions, entered into a Limited Liability Company Agreement for the formation of PowerSHIFT Biofuels of Hawaii, LLC and a Limited Liability Company Agreement for the formation of PowerSHIFT Biofuels of Iowa, LLC. These joint venture entities are equally owned by NewGen and PowerSHIFT Energy and were created to build biodiesel plants and power generation facilities in the United States. These entities have already identified several potential opportunities in California, Hawaii, and Iowa to provide biodiesel and complete green energy solutions for utilities, industry and transportation. The first of these projects could potentially be operational by the second quarter of 2007, and all identified plants combined would produce in excess of 140 million gallons of biodiesel. Current cash requirements are projected to be approximately $3,000,000 in general and administrative costs and approximately $140,000,000 in capital expenditures over the next twelve to fourteen months. Additional sites are currently being explored in the Midwest and Rocky Mountain states.

      On November 29, 2005, we entered into a joint venture agreement with AG Global Partners Limited and NewGen Fuel Technologies Limited, to acquire 500 shares of NewGen Fuel Technologies Limited, so that it would be equally owned by us and AG Global Partners Limited, and to allow NewGen Fuel Technologies Limited to utilize our technology in the field of conventional and biofuel blends, and the sale and distribution of such products. In connection with this joint venture we also entered into a Technology License & Development Agreement with NewGen Fuel Technologies Limited, to grant NewGen Fuel Technologies Limited an exclusive license to our technology in certain defined territories in exchange for royalty payments. This joint venture has not yet been consummated.

      On November 30, 2005, NWGT International, Inc., our wholly-owned subsidiary and Actanol Service, Ltd., entered into a Limited Liability Company Agreement for the formation of Actanol BioEngineering, LLC. This joint venture entity is equally owned by us and Actanol Service, Ltd. and was created to oversee the design, engineering, construction, operations and technology support for biodiesel and other biofuel plants worldwide.

Results of Operations

      Our consolidated net loss for the period from June 1, 2005 (inception) to December 31, 2005 was $4,264,080. General and administrative expenses primarily consisted of the following:

      o     Professional fees of approximately $1,366,000
            o of which $520,000 related to consulting prior to inception (the largest of which consisted of approximately $200,000 for a Bongiovi consultant) approximately $311,000 in legal fees, approximately $200,000 in other outside services, $158,000 in accounting fees and $154,000 in recruiting fees;
      o Wages approximating $1,650,000, of which $857,000 related to stock option grants;
      o     Travel expenses were approximately $452,000;
      o     Marketing studies were approximately $241,000;
      o Royalty expense of $125,000 relating the assignment to the company of the Great Britain patent applications from related parties;
      o     Investor relations were approximately $118,000;
      o Reserve for uncollectible amounts paid on behalf of the international joint venture not yet consummated, approximated $109,000.

      Currently there are no signed contracts that will produce revenue and no commitments to purchase feedstock. There can be no assurances that management will be successful in negotiating such contracts.

      Bank fees and interest expense on note payable amounted to approximately $33,000.

      Prior to June 1, 2005, the Company had no operating business.

Liquidity and Capital Resources

Cash and Cash Flows From Operations

      As of December 31, 2005, we had a cash balance of $151,430 and negative cash flow from operations of $1,878,602. The primary funding of operations was received through issuance of securities as discussed below. We currently do not have sufficient cash reserves to meet all of our anticipated obligations for the next twelve months. As a result, we will require additional equity and debt funding in the near future. Accordingly, the consolidated financial statements as of December 31, 2005 have been prepared on a going concern basis.

Financing Through Equity

      During August and September, 2005 the Company issued 3,333,491 shares to acquire Bongiovi, and sold 4,225,500 shares of common stock to various individuals at a value of $0.50 per share for cash proceeds of $2,112,750. In December 2005, another 1,070,200 shares were subscribed for by various individuals for cash proceeds of $265,200, and a subscription receivable of $805,000. The Company has subsequently collected all amounts due. The proceeds from these offerings were used for the repayment of a portion of an outstanding debt obligation, professional expenses, working capital and general corporate expenses. In addition, the Company issued to employees, 300,000 and 500,000 of options having an intrinsic value of $885,000 and $600,000, respectively, of which $737,500 and $562,500 have been deferred as of December 31, 2005. The Company also issued 300,000 shares in January 2006, discussed below in "Cornell Financing" and issued an additional 440,000 shares to various individuals at$1.00 per share for cash proceeds of $440,000 also in January, 2006.

Financing through Debt - Cornell Debenture

      To obtain funding we entered into a Securities Purchase Agreement with Cornell Capital Partners LP ("Cornell") on January 24, 2006 for the sale of $5,000,000 in secured convertible debentures and a warrant to purchase 1,125,000 shares of our common stock at $1.00 per share. Provided that the terms and conditions of the Securities Purchase Agreement are satisfied, Cornell Capital Partners LP is obligated to provide us with an aggregate of $5,000,000 as follows:

      o     $2,200,000 was disbursed on January 24, 2006;

      o     $650,000 was disbursed on March 14, 2006; and

      o     $2,150,000   will  be  disbursed   two  business   days  before  our
            registration statement filed on Form SB-2 is declared effective.

      The secured convertible debentures bear interest at 10%, mature three years from the date of issuance and the principal is convertible into our common stock, at a conversion price per share equal to the lesser of (i) $1.00, or (ii) eighty percent (80%) of the lowest closing bid price for the our common stock during the five trading days immediately preceding the conversion date, subject to adjustment. Upon three-business days advance written notice, we may redeem the secured convertible debentures, in whole or part if the closing bid price of our common stock at the time of such written notice is less than $1.00. In the event that we exercise our right of redemption within 90 days of the date of issuance of the secured convertible debentures, the redemption will be calculated at 107% of the face value and if the right of redemption is exercised after 90 days of the date of issuance of the secured convertible debentures, the redemption will be calculated at 110% of the face value.

      The warrants are exercisable until three years from the date of issuance and have an exercise price of $1.00 per share. The conversion price of the callable secured convertible debentures and the exercise price of the warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the selling stockholder's position. The selling stockholders have contractually agreed to restrict their ability to convert or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. In addition, we have granted the investors registration rights and a security interest in substantially all of our assets and intellectual property.

      As a result of the foregoing financing, we currently have sufficient funds on hand to fund our current operations through the near term. We intend to complete additional rounds of our private placement financing to fund our current and future operations. If successful in completing this financing, we may not be able to do so on terms that are not excessively dilutive to our existing stockholders or less costly than existing sources of financing. Failure to secure additional financing in a timely manner and on favorable terms if and when needed in the future could have a material adverse effect on our financial performance, balance sheet and stock price and require us to implement cost reduction initiatives and curtail operations.

Investing

      In conjunction with the convertible debentures noted above, also on January 24, 2006, the Company, closed on a contract of sale, as amended, pursuant to which the Company purchased three parcels of land, along with fuel terminals located on such properties for a purchase price of $1,700,000 for all three parcels. In February 2006, the Company began the process of assessing the refurbishment of these fuel terminals. The remainder of the debt proceeds in the amount of $2,800,000 will be used for refurbishing and upgrading the terminals. Currently, the Company has engaged an experienced liquid bulk terminal storage engineering consulting and contracting firm to inspect, assess and clean the terminals. In addition, the same liquid bulk terminal storage engineering consulting and contracting firm has been engaged to manage the refurbishment and upgrading of various operating equipment and tanks to bring the terminals into proper operating condition. Preliminary assessments of the total costs needed to complete the project are not yet available. However, ongoing discussions with the liquid bulk terminal storage engineering consultant and contractor have indicated a range of costs as low as $2,500,000 and as high as $6,000,000. If the total refurbishment and upgrade costs are in excess of the amount already borrowed, we will need to secure additional funding in a timely manner. Failure to do so could have a material adverse effect on our financial performance, balance sheet and stock price and require us to implement cost reduction initiatives and curtail operations.

      We are not aware of any material trend, event or capital commitment that which would potentially adversely affect liquidity.

Disclosure of Other Contractual Obligations

      There are no other commitments that are long-term in nature, all commitments mentioned above are expected to be fulfilled with one year. The Company anticipates entering into "off take" agreements, purchase commitments, lease obligations and other financing arrangements in the near future.

                                                                     Less
                                                    Total           Than One                                       After 5
    Contractual Obligations                         Amount           Year          1 - 3 Years     4 - 5 Years      Years
    ------------------------------------------   -------------   --------------  -----------------------------------------
    Short-term debt                            $      281,500  $       281,500 $             -  $           -  $        -
    Short-term operating leases           (1)          34,194           34,194               -              -           -
    Terminal management agreement                     958,333          200,000         400,000        358,333           -
    Consulting agreement                               15,083           15,083               -              -           -
    Terminal engineering contractor       (2)         550,000          550,000               -              -           -
    Joint venture commitments             (3)         322,738          322,738               -              -           -
                                                            -                                                           -
                                                            -                -               -              -           -
                                                            -                -               -              -           -
                                                            -                -               -              -           -
                                                 -------------   --------------  --------------   ------------   ---------
    Total contractual obligations              $    2,161,848  $     1,403,515 $       400,000  $     358,333  $        -
                                                 =============   ==============  ==============   ============   =========

    (1) Leases for approximately 500 square feet under three non-cancalable operating leases. Two of the leases expire on May 30, 2006 and one expired on February 28, 2006 (which was automatically renewed for six months). Recurring monthly rents are $5,699 per month.

    (2) The terminal engineering consultant has been engaged by the Company to handle the refurbishment and upgrade of the three terminal properties to bring them into operational working condition.

    (3) There are four executed joint venture aggreements, one requires a commitment of $200,000 and three that require commitments of $125,000 each.

Off-Balance Sheet Arrangements

      There are no off-balance sheet arrangements.

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

      SFAS No. 123 (R) is effective as of the first interim or annual reporting period that begins after June 15, 2005 for non-small business issuers and after December 15, 2005 for small business issuers. Accordingly, the Company will adopt SFAS No. 123 (R) in its quarter ending March 31, 2006. The Company has $1,859,989 of unamortized stock based compensation to employees that will be recognized over the next four years.

      In May 2005, the FASB issued SFAS No. 154 that establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 completely replaces Accounting Principles Bulletin (APB) Opinion 20 and SFAS 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Going Concern

      The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has a working capital deficiency of $1,331,322 as of December 31, 2005 and a net loss of $4,264,080 and a cash flow deficiency from operations of $1,878,602 for the period from June 1, 2005 (inception) to December 31, 2005. These matters raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Accounting Policies

      Accounting policies, methods and estimates are an integral part of our consolidated financial statements and are based upon management's current judgments. Certain accounting policies, methods and estimates are particularly important because of their significance to the consolidated financial statements. Note 2 of the Notes to the Consolidated Financial Statements included in Part II Item 7 of this report, includes a summary of the significant accounting policies, estimates and methods we use. The following is a discussion of what we believe to be the most critical of these policies and methods.

Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of NewGen Technologies, Inc., its wholly-owned subsidiaries and all variable interest entities (VIE's) (collectively, "the Company") for which the Company is the primary beneficiary. All material intercompany accounts and transactions have been eliminated in consolidation.

Variable Interest Entities

      In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN 46). In December 2003, the FASB modified FIN 46 to make certain technical corrections and address certain implementation issues that had arisen. FIN 46 (R) provides a new framework for identifying VIE's and determining when a company should include the assets, liabilities, non-controlling interests and results of activities of a VIE in its consolidated financial statements.

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

Use of Estimates

      The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclose the nature of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Quantitative and Qualitative Risks

Currency Risk

      We may have future operations in countries where the US dollar is not the functional currency and may require active participation in foreign exchange markets. To reduce the risk of foreign exchange rate fluctuations, we may develop a hedging policy for monetary assets and liabilities and transactions denominated in currencies other than the functional currency applicable to each of our existing and future subsidiaries. The Company currently does not engage in foreign currency hedging activities.

Feedstock Risk

      Feedstock is the primary material used in the production of biodiesel. Increased prices for feedstock will impact the biodiesel industry. Soybean oil, corn oil, and tallow fluctuate with normal market pressures. We expect our feedstock price to be consistent with prior periods, however, we can not be assured that these prices will remain consistent with previous market prices.

Interest Rate Risk

      We currently issue debt in fixed rate debentures. However, we anticipate that our cash needs may require a working capital line of credit. This type of short-term working line of credit may expose us to market risk when interest rates change. To mitigate these market changes, we may utilize interest rate swaps, where appropriate to hedge our exposure. The Company currently does not engage in interest rate hedging activities.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENT INDEX

                                                                           Page

Report of Independent Registered Public Accounting Firm...................  F-1

Consolidated Balance Sheet as of December 31, 2005 .......................  F-2

Consolidated Statement of Operations for the period June 1, 2005
         (Inception) to December 31, 2005 ................................  F-3

Consolidated Statement of Changes in Stockholders' Deficiency for
          the period June 1, 2005 (Inception) to December 31, 2005 .......  F-4

Consolidated Statement of Cash Flows for the period June 1, 2005
         (Inception) to December 31, 2005 ................................  F-5

Notes to the Consolidated Financial Statements ...........................  F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and shareholders of:

NewGen Technologies, Inc. (Formerly Bongiovi Entertainment, Inc.) (a development stage company)

We have audited the accompanying condolidated balance sheet of NewGen Technologies, Inc. (formerly Bongiovi Entertainment, Inc.) and subsidiaries (a development stage company) (the "Company") as of December 31, 2005 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the period from June 1, 2005 (inception) to December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NewGen Technologies, Inc. (formerly Bongiovi Entertainment, Inc.) and subsidiaries (a development stage company) as of December 31, 2005 and the consolidated results of their operations and their cash flows for the period from June 1, 2005 (inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company has a working capital deficiency of $1,331,322 and a stockholders' deficiency of $984,834 as of December 31, 2005 and a net loss of $4,264,080 and a cash flow deficiency from operations of $1,878,602 for the period from June 1, 2005 (inception) to December 31, 2005. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.


Boca Raton, Florida
April 12, 2006

                            NEWGEN TECHNOLOGIES, INC.
            (Formerly Bongiovi Entertainment, Inc.) and Subsidiaries
                          (A development stage company)
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                                December 31,
                                                                                    2005
                                                                                 -----------
CURRENT ASSETS

     Cash ..................................................................     $   151,430
     Prepaid royalty .......................................................         125,000
     Prepaid assets ........................................................           6,368

                                                                                 -----------
     Total Current Assets ..................................................         282,798
                                                                                 -----------

     Deposit on land and improvements ......................................         340,000
     Property and equipment, net of accumulated depreciation of $ 1,620.....           6,488
                                                                                 -----------
     Total Other Assets ....................................................         346,488
                                                                                 -----------

                       TOTAL ASSETS ........................................     $   629,286
                                                                                 ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

     Accounts payable and accrued expenses - related parties ...............     $   967,767
     Accounts payable and accrued expenses - other .........................         364,853
     Note payable, related party ...........................................         281,500
                                                                                 -----------
                       TOTAL LIABILITIES ...................................       1,614,120
                                                                                 -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY

     Preferred stock, $0.001 par value, 10,000,000 shares
        authorized, none issued and outstanding ............................              --
     Common stock, $0.001 par value; 100,000,000 shares authorized,
        36,788,024 shares issued and outstanding ...........................          36,788
     Additional paid-in capital ............................................       4,322,753
     Common stock to be issued (1,083,200 shares) ..........................       1,083,200
     Common stock subscriptions receivable .................................        (807,581)
     Deferred equity-based expenses ........................................      (1,355,914)
     Deficit accumulated during development stage ..........................      (4,264,080)
                                                                                 -----------
                       TOTAL STOCKHOLDERS' DEFICIENCY ......................        (984,834)
                                                                                 -----------

                       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY ......     $   629,286
                                                                                 ===========

 The accompanying notes are an integral part of the consolidated financial statements


                                      F-2

                            NEWGEN TECHNOLOGIES, INC.
            (Formerly Bongiovi Entertainment, Inc.) and Subsidiaries
                          (A development stage company)
                      CONSOLIDATED STATEMENT OF OPEREATIONS
          FOR THE PERIOD JUNE 1, 2005 (INCEPTION) TO DECEMBER 31, 2005

Revenues .....................................................  $         --

General and administrative expenses ..........................     4,230,973
                                                                ------------

Loss from operations .........................................    (4,230,973)
                                                                ------------

Other (expenses)
  Interest ...................................................       (27,232)
  Bank fees and escrow fees ..................................        (5,875)
                                                                ------------
     Total other (expenses) ..................................       (33,107)
                                                                ------------

Loss before provision for income taxes .......................    (4,264,080)

Provision for income taxes ...................................            --
                                                                ------------

Net loss .....................................................  $ (4,264,080)
                                                                ============

Loss per share - basic and diluted ...........................  $      (0.12)
                                                                ============

Weighted average number of common
  shares outstanding - basic and diluted .....................    34,398,490
                                                                ============

 The accompanying notes are an integral part of the consolidated financial statements

                            NEWGEN TECHNOLOGIES, INC.
            (Formerly Bongiovi Entertainment, Inc.) and Subsidiaries
                          (A development stage company)
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
        FOR THE PERIOD FROM JUNE 1, 2005 (INCEPTION) TO DECEMBER 31, 2005

                                                                                                            Deficit
                                                                                                          Accumulated
                                                   Additional     Common      Common Stock    Deferred      During
                               Common Stock         Paid-In      Stock to    Subscriptions  Equity Based  Development
                            Shares      Amount      Capital      be issued     Receivable     Expenses       Stage          Total
                         -----------  ----------  -----------   -----------   -----------   -----------   -----------   -----------
Balance at
 June 1, 2005 .........           --  $       --  $        --   $        --   $        --   $        --   $        --   $        --

  Issuance of
    shares of
    common stock
    to founders
    in exchange for
    subscriptions
    receivable ........   27,711,000      27,711      (24,940)           --        (2,581)           --            --           190

  Isuance of shares
    of common stock
    in exchange for
    services and
    expense
    reimbursement .....      424,033         424      211,596            --            --            --            --       212,020

  Transfer of
    shares of
    common stock
    in a share
    exchange
    agreement .........    3,333,491       3,333       (3,333)           --            --            --            --            --

  Common stock
    to be issued
    for cash
    (4,225,500
    shares) ...........           --          --           --     2,112,750       (25,000)           --            --     2,087,750

  Common stock
    to be issued
    for services
    and expense
    reimbursement
    (1,094,000
    shares) ...........           --          --           --       547,000            --      (122,641)           --       424,359

  Non-cash
    compensation
    expense for
    for options
    granted in
    September .........           --          --      885,000            --            --      (737,500)           --       147,500

  Issuance of
    shares of
    common stock ......    4,225,500       4,226    2,108,524    (2,112,750)       25,000            --            --        25,000

  Non-cash
    compensation
    expense for
    options granted
    in October ........           --          --      600,000            --            --      (562,500)           --        37,500

  Issuance of
    shares of
    common stock ......    1,094,000       1,094      545,906      (547,000)           --        70,727            --        70,727

  Common stock
    to be issued
    for services
    and expense
    reimbursement
    (13,000 shares) ...           --          --           --        13,000            --        (4,000)           --         9,000

  Common stock to
    be issued
    for cash
    (265,200
    shares) ...........           --          --           --       265,200            --            --            --       265,200

  Common stock to
    be issued in
    exchange for
    subscriptoins
    receivable
    shares) ...........           --          --           --       805,000      (805,000)           --            --            --

  Net loss ............           --          --           --            --            --            --    (4,264,080)   (4,264,080)

                         -----------  ----------  -----------   -----------   -----------   -----------   -----------   -----------
Balance at
 December 31, 2005 ....   36,788,024  $   36,788  $ 4,322,753   $ 1,083,200   $  (807,581)  $(1,355,914)  $(4,264,080)  $  (984,834)
                         ===========  ==========  ===========   ===========   ===========   ===========   ===========   ===========

 The accompanying notes are an integral part of the consolidated financial statements


                                      F-4

                            NEWGEN TECHNOLOGIES, INC.
            (Formerly Bongiovi Entertainment, Inc.) and Subsidiaries
                          (A development stage company)
                       CONSOLIDATED STATEMENT OF CASH FLOWS
        FOR THE PERIOD FROM JUNE 1, 2005 (INCEPTION) TO DECEMBER 31, 2005


Cash flows from operating activities:

     Net loss ......................................................................  $(4,264,080)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
           Depreciation ............................................................        1,620
           Expense portion of stock based compensation and services ................      716,106
           Non-cash compensation expense ...........................................      185,000

     Changes in operating assets and liabilities:

           Increase in prepaid royalty .............................................     (125,000)
           Increase in prepaid assets ..............................................       (6,368)
           Increase in accounts payable and accrued expenses - related parties......      967,767
           Increase in accounts payable and accrued expenses - other ...............      364,853
           Note payable issued for expenses paid on behalf of the Company
               and accrued interest, net of repayments .............................      281,500
                                                                                      -----------

              Net cash used in operating activities ................................   (1,878,602)
                                                                                      -----------

Cash flows from investing activities:

     Deposit on land and improvements ..............................................     (340,000)
     Purchases of property and equipment ...........................................       (8,108)
                                                                                      -----------

              Net cash used in investing activities ................................     (348,108)
                                                                                      -----------

Cash flows from financing activities:

     Proceeds received for common stock issued to founders .........................          190
     Proceeds received for common stock issued and to be issued ....................    2,377,950
                                                                                      -----------

              Net cash provided by financing activities ............................    2,378,140
                                                                                      -----------

Net increase in cash ...............................................................      151,430

Cash, beginning of period ..........................................................           --
                                                                                      -----------

Cash, end of period ................................................................  $   151,430
                                                                                      ===========

Non cash investing and financing activities:

     Common stock issued for deferred equity based expenses ........................  $ 1,355,914
                                                                                      ===========

     Common stock issued for subscriptions receivable ..............................  $   807,581
                                                                                      ===========

 The accompanying notes are an integral part of the consolidated financial statements


                                      F-5

                            NEWGEN TECHNOLOGIES, INC.
            (Formerly Bongiovi Entertainment, Inc.) and Subsidiaries
                          (A development stage company)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE PERIOD FROM JUNE 1, 2005 (INCEPTION) TO DECEMBER 31, 2005

(1) ORGANIZATION

Refuel America, Inc. (a development stage company), ("Refuel") was incorporated on June 1, 2005 under the laws of the state of Delaware. Refuel was formed for the purpose of developing and distributing innovative alternative fuels including biodiesel. Refuel's offices are located in Charlotte, North Carolina. Refuel's fiscal year end is December 31.

On July 29, 2005, Bongiovi Entertainment, Inc. ("Bongiovi"), a totally inactive reporting public shell corporation, consummated a Share Exchange Agreement (the "Agreement") with Refuel whereby all of the shareholders in Refuel had their shares converted into 28,135,033 shares of Bongiovi, or approximately 89% of the common stock of Bongiovi. As part of the reverse merger between Bongiovi and Refuel, warrants were issued to two shareholders to purchase 2,255,000 common shares. One warrant for 2,155,000 common shares has no expiration date and has an exercise price of $0.001 per share. The other warrant for 100,000 common shares is exercisable for a term of five years and has an exercise price of $5.00 per share. Under generally accepted accounting principles, a company whose stockholders receive over fifty percent of the stock of the surviving entity in a business combination is considered the acquirer for accounting purposes. Accordingly, the transaction was accounted for as an acquisition of Bongiovi, the legal acquirer, and a recapitalization of Refuel, the accounting acquirer.

On August 10, 2005, to effect a name change, Bongiovi executed a merger and reorganization agreement with the sole shareholder of NewGen Technologies, Inc, a newly formed Nevada corporation. This transaction effectively changed the registrant's name from Bongiovi Entertainment, Inc. to NewGen Technologies, Inc. ("NewGen").

NewGen has not generated any revenues since inception and is in the process of raising additional capital and financing for future operations (See Note 10).

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of NewGen Technologies, Inc., its wholly-owned subsidiaries and all variable interest entities (VIE's) (collectively, "the Company") for which the Company is the primary beneficiary. All material intercompany accounts and transactions have been eliminated in consolidation.

Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN 46). In December 2003, the FASB modified FIN 46 to make certain technical corrections and address certain implementation issues that had arisen. FIN 46 (R) provides a new framework for identifying VIE's and determining when a company should include the assets, liabilities, non-controlling interests and results of activities of a VIE in its consolidated financial statements.

In general, a VIE is a corporation, partnership, limited-liability corporation, trust or any other legal structure used to conduct activities or hold assets that either 1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support; 2) has a group of equity owners that are unable to make significant decisions about its accountabilities; or 3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. FIN 46 (R) requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE (a variable interest holder) is obligated to absorb a majority of the risk of loss from the VIE's activities, is entitled to receive a majority of the VIE's residual returns, or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary must record all of the VIE's assets, liabilities and non-controlling interests at fair value and account for the VIE as if it were consolidated based on majority voting interest.

Joint Ventures

The Company intends to operate its manufacturing and distribution business through various joint ventures. Upon the adoption of FIN 46 (R), the Company has consolidated all joint ventures that were determined to be VIE's and where the Company is the primary beneficiary.

On September 2, 2005, the Company formed a joint venture, named Advanced Biotechnologies, LLC, with Advanced Biotechnologies, Inc. for the purpose of blending, processing, storing, distributing and selling biodiesel, biodiesel mixtures and biodiesel byproducts. The Company has a 50% voting interest and a 50% allocation share of Advanced Biotechnologies, LLC's profits and losses. The Company is committed to fully fund the $200,000 of joint venture equity to be used for working capital. The Company has contributed capital of $188,500 for initial start up costs to Advanced Biotechnologies, LLC as of December 31, 2005. Although not required, an additional $117,150 was contributed for working capital subsequent to December 31, 2005. The Company has concluded that this joint venture is a VIE and accordingly has included this entity in its consolidated financial statements as of December 31, 2005 and for the period from June 1, 2005 (inception) to December 31, 2005.

On November 8, 2005, the Company formed a joint venture, named PowerSHIFT Biofuels of Iowa, LLC, with PowerSHIFT Biofuels, Inc., for the purpose of conducting the business of manufacturing, processing, storing, marketing, distributing, and selling biodiesel, biodiesel mixtures, and biodiesel byproducts. The Company has a 50% voting interest and a 50% allocation share of PowerSHIFT Biofuels of Iowa, LLC's profits and losses. The Company is committed to fund up to $125,000 in initial start up costs. The Company has contributed capital of $50,000 for initial start up costs to PowerSHIFT Biofuels of Iowa, LLC as of December 31, 2005. Although not required, an additional $100,000 was contributed for working capital subsequent to December 31, 2005. The Company has concluded that this joint venture is a VIE and accordingly has included this entity in its consolidated financial statements as of December 31, 2005 and for the period from June 1, 2005 (inception) to December 31, 2005.

On November 8, 2005, the Company formed a joint venture, named PowerSHIFT Biofuels of Hawaii, LLC, with PowerSHIFT Biofuels Inc., for the purpose of conducting the business of manufacturing, processing, storing, marketing, distributing, and selling biodiesel, biodiesel mixtures, and biodiesel byproducts. The Company has a 50% voting interest and a 50% allocation share of PowerSHIFT Biofuels LLC's profits and losses. The Company is committed to fund up to $125,000 in initial start up costs. The Company has not advanced capital for initial start up costs to PowerSHIFT Biofuels of Hawaii, LLC as of December 31, 2005. The Company has concluded that this joint venture is a VIE and accordingly has included this entity in its consolidated financial statements as of December 31, 2005 and for the period from June 1, 2005 (inception) to December 31, 2005.

On November 29, 2005, the Company formed a joint venture named NewGen Fuel Technologies, Ltd., a company registered in the United Kingdom, with AG Global Partners, Ltd. to be involved in all steps of the manufacture of biofuels through the supply and distribution of fuels to wholesale and retail networks in Europe, the Middle East, Southeastern Asia and Australia. The Company has a 50% voting interest and a 50% allocation share of NewGen Fuel Technologies, Ltd's profits and losses. The Company is committed to fund up to $200,000 in working capital costs as a short-term loan. As of December 31, 2005, the Company has funded start up costs in the amount of $108,557. The Company maintains a majority of Board of Director members on the joint venture and accordingly this joint venture shall be consolidated in the next reporting period if the joint venture is consummated. Accordingly, the Company has fully reserved start-up costs loaned to this joint venture.

On November 30, 2005, the Company formed a joint venture named Actanol BioEngineering, LLC, with Actanol Service, Ltd., a provider of alternative energy and biofuel plant solutions, to conduct the business of design, engineering, contracting, building, staffing and managing the feasibility and operational processes of various types of biofuel plants and agro-refineries.
The Company has a 50% voting interest and a 50% allocation share of Actanol BioEngineering, LLC profits and losses. The Company is committed to fund up to $125,000 in initial start up costs. The Company has advanced $13,762 for initial start up costs to Actanol BioEngineering, LLC as of December 31, 2005. Although not required, an additional $247,195 was contributed for working capital subsequent to December 31, 2005. The Company has concluded that this joint venture is a VIE and accordingly has included this entity in its consolidated financial statements as of December 31, 2005 and for the period from June 1, 2005 (inception) to December 31, 2005.

Cash

The Company maintains its cash balances in financial institutions. Balances in the institutions may at times exceed the Federal Deposit Insurance Corporation limits.

Property and Equipment

Property and equipment are recorded at cost and depreciated over the estimated useful lives of the related assets using a double declining method with useful lives of five years for office equipment.

Loss per Share

Basic net loss per common share for the period from June 1, 2005 (Inception) to December 31, 2005 is computed based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed based on the weighted average number of common shares and common stock equivalents outstanding during the period. The exercise of options to purchase 800,000 shares and warrants to purchase 2,255,000 common shares as of December 31, 2005, were not included in the computation of diluted loss per share since the assumed conversion and exercise would be anti-dilutive for all periods presented.

Use of Estimates

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclose the nature of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Fair Value of Financial Instruments

At December 31, 2005, the carrying value of the Company's financial instruments, which include cash, accounts payable and accrued expenses for related parties and other, and notes payable-related party, approximates their fair value due to the short-term maturity of those instruments.

Stock-Based Compensation

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", which encourages but does not require companies to recognize compensation expense for stock-based awards based on their fair market value at the date of grant. SFAS No. 123 allows companies to continue to employ the intrinsic value method under APB No. 25 provided that pro-forma disclosures of net income and earnings per share under the fair value method are included in the notes to the consolidated financial statements. The required disclosures were amended in December 2002 with the issuance of SFAS No. 148, Accounting for Stock Based Compensation - Transition and Disclosure. The Company has adopted the disclosure requirements of SFAS No. 123 as amended by SFAS No. 148, until the adoption of SFAS No. 123(R) in the first quarter 2006.

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

                                                                                           For the period from
                                                                                       June 1, 2005 (Inception) to
                                                                                            December 31, 2005
                                                                                       --------------------------

      Net loss as reported                                                             $               (4,264,080)

      Add: Stock based employee compensation expense
          included in reported net income net of related tax effects                                      185,000

      Deduct: Total stock based employee compensation
          expense determined under fair value based method
          net of related tax effects                                                                     (237,631)

                                                                                       --------------------------
      Pro forma net loss                                                               $               (4,316,711)
                                                                                       ==========================

      Loss per share:

          Basic and diluted - as reported                                              $                    (0.12)
                                                                                       ==========================
          Basic and diluted - pro forma                                                $                    (0.13)
                                                                                       ==========================



The  fair  value of  these  options  was  estimated  at the date of grant  using
Black-Scholes   option  pricing  model  with  the  following   weighted  average
assumptions.


                                                                2005
                                                           -------------

      Risk free interest rate                                      3.94%
      Volatility factor                                          185.50%
      Weighted average expected life                       11.67 - 13.75

      Expected dividend yield                                         --

On September 7, 2005, the Company adopted an incentive based Non-Qualified Stock Option Plan ("NQSO Plan") with a vesting period of four (4) years from the grant date with an expiration period of ten (10) years after the last vesting date. Up to eight million shares or 15% of the float of Common stock will be provided for the NQSO Plan. The incentive awards will be based on performance, up to maximum levels, tiered as follows: Chairman/CEO 100%, next level 50% to 75%, and the next level 25% of their cash compensation.

In addition, a special one-time award was granted to certain individuals for their efforts contributed to the Company up to the date of the award. The amount of shares allocated for this award is 300,000. The options were granted as of September 9, 2005, and participants will be fully vested over a two-year timeframe with an expiration period of ten (10) years after the last vesting date. The option exercise price is $0.50 per share. The shares are to be equally split between certain officers. Another award was granted to the chief financial officer on October 10, 2005, the date of employment, for the option to purchase 500,000 shares at $1.00 per share and vesting in accordance with the NQSO Plan.

The weighted average fair value of options and warrants granted during 2005 is estimated to be $2.62 and $0.60, respectively.

The Company has reserved shares of its authorized but unissued common stock for the following:

                                  Stock Options             Warrants
                            ----------------------    ----------------------
                                        Weighted                    Weighted
                                        Average                      Average
                                        Exercise                    Exercise
                                          Price                      Price
                            Shares      Per Share       Shares      Per Share      Total      Exercisable
                            -------     ---------     ---------     ---------    ---------     ---------
Balance at 06/01/2005            --           --             --           --            --            --
(Inception):
    Granted                 800,000     $   0.81      2,255,000     $   0.22     3,055,000     2,255,000
    Excercised                   --                                                                   --
    Expired                      --                                                                   --
    Forfeited                    --                                                                   --
                            -------                   ---------                  ---------
Balance Outstanding,
12/31/2005:                 800,000     $   0.81      2,255,000     $   0.22     3,055,000     2,255,000
                            =======                   =========                  =========

The following table summarizes information concerning options and warrants outstanding and excercisable at December 31, 2005:

                                                  Options Outstanding                 Options Exercisable
                                           ----------------------------------- --------------------------------
                                                                  Weighted                            Weighted
                               Weighted                            Average                             Average
                               Average          Number            Exercise          Number            Exercise
      Range of Exercise       Remaining           of              Price Per           of              Price Per
           Prices               Life            Options             Share           Options             Share
    ----------------------   ------------  ------------------   -------------- ------------------   -----------
       $    0.50                11.67           300,000             0.50                -                  -
            1.00                13.75           500,000             1.00                -                  -
                                           ------------------                  ------------------
         0.50 - 1.00            12.97           800,000             0.81                -                  -
                                           ==================                  ==================

                                                  Warrants Outstanding               Warrants Excercisable
                                           ----------------------------------- --------------------------------
                                                                  Weighted                            Weighted
                               Weighted                            Average                             Average
                               Average          Number            Exercise          Number            Exercise
      Range of Exercise       Remaining           of              Price Per           of              Price Per
           Prices               Life           Warrants             Share          Warrants             Share
    ----------------------   ------------  ------------------   -------------- ------------------   -----------
       $   0.001               29.58 *        2,155,000            0.001          2,155,000            0.001
            5.00                4.58            100,000             5.00            100,000             5.00
                                           ------------------                  ------------------
        0.001 - 5.00           28.47          2,255,000             0.22          2,255,000             0.22
                                           ==================                  ==================

     * This warrant has an indefinite term, the Company has assigned a term of 30 years as reasonable estimate for reporting purposes

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

SFAS No. 123 (R) is effective as of the first interim or annual reporting period that begins after June 15, 2005 for non-small business issuers and after December 15, 2005 for small business issuers. Accordingly, the Company will adopt SFAS No. 123 (R) in its quarter ending March 31, 2006. The Company has $1,859,989 of unamortized stock based compensation to employees that will be recognized over the next four years.

In May 2005, the FASB issued SFAS No. 154 that establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 completely replaces Accounting Principles Bulletin (APB) Opinion 20 and SFAS 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

(3) DEPOSIT ON LAND AND IMPROVEMENTS

On September 28, 2005, the Company executed a definitive agreement in the amount of $1,700,000 for the purchase of three fuel terminals, subject only to obtaining financing, that are strategically located near existing fuel pipelines in the Southeast United States. In conjunction with this purchase contract, a deposit of $170,000 was given to the seller. On December 13, 2005, the Company paid an additional $170,000 deposit to extend the purchase contract to January 15, 2006. The terminals, with a total storage capacity of over 10 million gallons, and an annual throughput capacity of more than 500 million gallons, will be used for the distribution and storage of alternative fuels, including biodiesel and ethanol blends, as well as traditional hydrocarbons. The Company closed on this purchase on January 24, 2006.

(4) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

For the period from June 1, 2005 (inception) to December 31, 2005, various officers and directors of the Company agreed to defer a portion of their salaries payable until such time as adequate funds have been received by the Company. The amount deferred as of December 31, 2005 was $327,887, which is included in accounts payable and accrued expenses - related parties (See Note
9). Accounts payable and accrued expenses consisted of the following as of December 31, 2005:

                                      Related        Non-related
                                   ------------     -------------
      Accounts Payable             $    187,924     $     254,012
      Accrued Expenses                  779,843           110,841
                                   ------------     -------------

      Total                        $    967,767     $     364,853
                                   ============     =============

(5) NOTE PAYABLE - RELATED PARTY

The Company's wholly-owned subsidiary, Refuel, executed a promissory note on June 30, 2005 with a now former Executive Director in the amount of $316,500. As of December 31, 2005, the principal balance is $281,500 and accrued interest of $20,283 which is included in accrued expenses-related parties. The unsecured note bears interest at 10% per annum with an original due date of December 1, 2005, that was extended to January 15, 2006. The note has not been paid off and is currently in default. The Company is in negotiations to further extend this note. There are no adverse covenants relating to this note payable.

(6) COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases approximately 500 square feet of office space under three non-cancelable operating leases. Two of these leases expire on May 30, 2006 and one expired on February 28, 2006 (which was automatically renewed for six months). Recurring monthly rents aggregate $5,699 per month. Rent expense for all operating leases for the period from June 1, 2005 (inception) through December 31, 2005 was $26,204. The leases are renewable every six months.

Commitments

The Company has entered into two management services contracts (commencing on October 1, 2005 and November 1, 2005) for management of two fuel terminals (storage tanks, piping and racks for dispensing) for $8,333 per month each for the next sixty months. As of December 31, 2005, the Company has paid $41,667 in terminal management services.

On November 8, 2005, the Company formed a joint venture, named PowerSHIFT Biofuels of Hawaii, LLC, with PowerSHIFT Biofuels Inc., for the purpose of conducting the business of manufacturing, processing, storing, marketing, distributing, and selling biodiesel, biodiesel mixtures, and biodiesel byproducts. The Company is committed to fund up to $125,000 in initial start up costs. The Company has not advanced capital for initial start up costs to PowerSHIFT Biofuels of Hawaii, LLC as of December 31, 2005.

Contingencies

On November 3, 2005, NewGen was advised by two Directors that a personal lawsuit against them in the United Kingdom alleging they improperly obtained technology owned by another company has been dropped. NewGen is currently marketing products utilizing technology received from the two Directors under a royalty agreement. The management of NewGen firmly believes that the technology is materially different than that referred to in the aforementioned lawsuit. Further, the two NewGen Directors have filed patent applications in the United Kingdom for protection of their technology used by NewGen.

(7) INCOME TAXES

                                                       December 31, 2005
                                                      ------------------
      Taxes at U.S. federal statutory rate of 34%     $       (1,028,387)
      Valuation allowance                                      1,028,387
                                                      ------------------
      Tax expense (benefit)                           $               --
                                                      ==================

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2005 are presented below:

                                                            December 31, 2005
                                                            ------------------
      Deferred income tax assets:
              Net operating loss carryforwards              $        1,028,387

      Deferred income tax liabilities:                                      --
                                                            ------------------
                                                                     1,028,387

              Valuation allowance                                   (1,028,387)
                                                            ------------------
      Net deferred tax assets                               $               --
                                                            ==================

As of December 31, 2005, the Company has a net operating loss carryforward for Federal income tax purposes in the amount of $3,024,667, which expires in 2025. The Company has recorded a valuation allowance of $1,028,387 as of December 31, 2005. The valuation allowance was recorded due to the doubt surrounding the Company's ability to utilize the deferred tax asset.

(8) STOCKHOLDERS' DEFICIENCY

The total number of shares of all classes of stock which the Company is authorized to issue is 100,000,000 shares of common stock, par value $ 0.001
("Common Stock") and 10,000,000 shares of preferred stock, par value $ 0.001 ("Preferred Stock"). The Common Stock shall be identical and shall entitle each of the holders thereof to the same rights and privileges. When dividends (if any) are declared upon the Common Stock, whether payable in cash, in property or in shares of stock of the Company, the holders of Common Stock shall be entitled to share equally, share for share, in such dividends. Each holder of Common Stock shall be entitled to one vote per share.

In June 2005, the Company issued 27,711,000 shares of Common Stock to founders at $0.001 per share for total subscriptions receivable of $2,771, of which $190 has been received as of December 31, 2005. The Company also maintains $2,025 in its attorney's escrow account of proceeds received from founders who overpaid their subscriptions.

In June 2005, the Company issued a total of 424,033 shares of Common Stock to various individuals in exchange for services rendered and expense reimbursement, at $0.50 per share for a total of $212,020.

On July 29, 2005, Bongiovi Entertainment, Inc. ("Bongiovi"), a totally inactive reporting public shell corporation, consummated a Share Exchange Agreement (the "Agreement") with Refuel whereby all of the shareholders in Refuel had their shares converted into 28,135,033 shares of Bongiovi, or approximately 89% of the common stock of Bongiovi. As part of the reverse merger between Bongiovi and Refuel, warrants were issued to two shareholders to purchase 2,255,000 common shares. One warrant for 2,155,000 common shares has no expiration date and has an exercise price of $0.001 per share. The other warrant for 100,000 common shares is exercisable for a term of five years and has an exercise price of $5.00 per share.

During August and September, 2005 the Company sold 4,225,500 shares of Common Stock to various individuals at $0.50 per share for cash proceeds of $2,087,750 and a subscription receivable of $25,000, which has been received as of December 31, 2005.

On September 9, 2005, the Company issued to four employees options to purchase 300,000 shares at $0.50 per share, having an intrinsic value of $885,000, of which $737,500 remains deferred as of December 31, 2005 over a two year vesting period.

On October 10, 2005, the Company issued to one employee options to purchase 500,000 shares at $1.00 per share having an intrinsic value of $600,000, of which $562,500 remains deferred as of December 31, 2005 over a four year vesting period.

During November and December 2005, the Company issued a total of 1,094,000 shares of Common Stock to various individuals who exchanged services, future services and expense reimbursements at $0.50 per share totaling $547,000, of which $51,914 remains deferred as of December 31, 2005.

In December 2005, the Company agreed to issue a total of 13,000 shares of Common Stock to various individuals in exchange for services rendered and future services at $1.00 per share totaling $13,000, of which $4,000 remains deferred as of December 31, 2005.

In December 2005, the Company sold 1,070,200 shares of Common Stock to various individuals at $1.00 per share for cash proceeds of $265,200 and a subscription receivable of $805,000, which has been received subsequent to December 31, 2005. In conjunction with the sale of shares of Common Stock in December 2005, the Company issued a warrant to purchase 140,000 shares of the Company's Common Stock at an exercise of $1.50 per share. The warrant was issued on January 16, 2006 and expires in 5 years.

(9) RELATED PARTY TRANSACTIONS

The Company's wholly-owned subsidiary, Refuel, executed a promissory note on June 30, 2005 with an Executive Director in the amount of $316,500, which includes $5,863 in accrued interest included in the note payable. As of December 31, 2005, the principal balance is $281,500 and accrued interest of $20,283 which is included in accrued expenses-related parties (See Note 4). The note bears interest at 10% per annum with an original due date of December 1, 2005, that was extended to January 15, 2006. The note has not been paid off and is currently in default. The Company is in negotiations to further extend this note. There are no adverse covenants relating to this note payable.

Various officers and directors of the Company agreed to defer a portion of their salaries, payable, until such time as adequate funds have been received by the Company. The amount deferred as of December 31, 2005 was $327,887, which is included in accounts payable and accrued expenses - related parties (See Note
4).

On July 1, 2005, the Company entered into an assignment and royalty agreement with two directors and shareholders of the Company, whereby various Great Britain patent applications were assigned to the Company. According to the terms of the agreement, the Company was required to pay $250,000 at the inception of the agreement (paid July 1, 2005) and a continuing royalty fee of the greater of $250,000 or 0.1% of the aggregate products sold per year utilizing the assigned patents during the term of the royalty agreement (indefinite until cancelled by either the directors or the Company). As of December 31, 2005, $125,000 of the $250,000 inception payment remains prepaid and $125,000 has been amortized.

On September 14, 2005, the Company entered into a two-month management services agreement with Treasure Coast Capital Partners ("TCCP"), a company owned by a shareholder and officer of the Company. The agreement provided for the Company to pay $43,250 in fees, of which $30,000 has been paid. This agreement has not been renewed.

On November 1, 2005, the Company acquired all of the issued and outstanding equity of Advanced Fuel Chemistry, Inc., a company jointly owned by a member of the Company's board of directors and president, for a purchase price of $1. At the date of acquisition, Advanced Fuel Chemistry, Inc. was an inactive company having no assets or liabilities.

The Company's obligations in connection with the Convertible Debentures (See Notes 8 & 11) are secured by substantially all of the Company's assets and the assets of the Company's subsidiaries. In addition, the chairman has granted a security interest in 214,916 shares of common stock that he owns, the president has granted a security interest in 5,000,000 shares of common stock that he owns, the chief financial officer has granted a security interest in 115,000 shares of common stock that he owns and a director has granted a security interest in 5,000,000 shares of common stock that he owns.

(10) GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has a working capital deficiency of $1,331,322 and a stockholders' deficiency of $984,834 as of December 31, 2005 and a net loss of $4,264,080 and a cash flow deficiency from operations of $1,878,602 for the period from June 1, 2005 (inception) to December 31, 2005. These matters raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

(11) SUBSEQUENT EVENTS

On January 14, 2006, the Company sold and issued 440,000 shares of Common Stock to various individuals and a mutual fund at $1.00 per share for cash proceeds of $440,000. In conjunction with the sale of shares of Common Stock in December 2005, the Company issued a warrant to purchase 140,000 shares of the Company's Common Stock at an exercise of $1.50 per share. The warrant was issued on January 16, 2006 and expires in 5 years.

On January 24, 2006, in connection with the sale of $5,000,000 of its 10% Secured Convertible Debentures (the "Convertible Debentures"), the Company issued 300,000 shares of Common Stock to Cornell Capital Partners, LP ("Cornell"). Also, as part of the same transaction, the Company also issued a warrant to Cornell for the purchase of 1,125,000 shares of the Company's Common Stock at an exercise price of $1.00 per share. The agreement allows for the increase in shares to match $1,125,000 if the Company sells shares at a price below $1.00 per share. The warrant expires in three years.

On January 24, 2006, the Company consummated a securities purchase agreement (the "Purchase Agreement") providing for the sale of its Convertible Debentures in the aggregate principal amount of $5,000,000 of which $2,200,000 was advanced immediately, $650,000 was advanced on March 14, 2006, and the remaining $2,150,000 shall be advanced two days before the Company's Registration
Statement on Form SB-2 is declared effective by the Securities & Exchange Commission. If the Registration Statement is not declared effective by May 24, 2006, the Company is required to pay the holder liquidated damages for each month that the Registration Statement has not been declared effective, as the case may be, either a cash amount or shares of the Company's Common Stock, equal to 2% of the liquidated value of the Convertible Debentures. Holders may convert, at any time, the principal amount outstanding under the Convertible Debentures into shares of Common Stock, at a conversion price per share equal to the lesser of (i) $1.00, or (ii) eighty percent (80%) of the lowest closing bid price for the Company's Common Stock during the five trading days immediately preceding the conversion date, subject to adjustment. Upon three business days advance written notice, the Company may redeem the Convertible Debentures, in whole or part, if the closing bid price of the Company's Common Stock at the time of such written notice is less than $1.00. In the event that the Company exercises its right of redemption within 90 days of the date of issuance of the Convertible Debentures, the redemption will be calculated at 107% of the Convertible Debentures face value and the right of redemption is exercised after 90 days of the date of issuance of the Convertible Debentures, the redemption will be calculated at 110% of the Convertible Debentures face value.

The Company's obligations under the Purchase Agreement are secured by substantially all of the Company's assets. In addition, certain executive officers and directors of the Company have granted the holders a security interest in a portion of the shares of common stock held by such officers and directors (See Note 9).

On January 24, 2006, the Company closed on a contract of sale, as amended, pursuant to which the Company purchased three parcels of land along with fuel terminals located on such properties for a purchase price of $1,700,000 for all three parcels. In February 2006, the Company began the process of assessing the refurbishment of these fuel terminals.

On February 1, 2006, the Company entered into a consulting agreement to assist in marketing, distribution and sales in the fuel industry for $2,500 per month for the next six months. The agreement is renewable upon mutual consent.

On February 10, 2006, the Company filed a Form SB-2 Registration Statement with the Securities & Exchange Commission to register up to 47,675,838 shares of its Common Stock for resale by the selling shareholders. These shares include 20,124,588 shares of Common Stock issued to shareholders, 2,395,000 shares of common stock issuable upon the exercise of Common Stock purchase warrants, 19,531,250 shares of Common Stock underlying Convertible Debentures owed to Cornell as discussed above based on a multiple of five times the Convertible Debentures adjusted for the share price being lesser than $1.00 and discounted by 20% of the market price, and 5,625,000 shares of Common Stock based a multiple of five times the issuable Common Stock purchase warrant of 1,125,000 issued to Cornell in conjunction with the Convertible Debentures noted above. The Company will receive no proceeds from the sale of these shares. Currently, the Company has received a response from the Securities & Exchange Commission requiring the Form SB-2 to be withdrawn and re-filed after addressing certain questions raised.

In February 2006, the Company entered into an agreement with an engineering consultant and contractor for approximately $96,500 to inspect and clean the individual tanks and roof pontoons of the Charlotte, NC location, of which the Company has paid $78,750.

In February 2006, the Company entered into an agreement with an engineering consultant and contractor for approximately $87,500 to inspect and clean the individual tanks and roof pontoons of the Spartanburg, SC location, of which the Company has paid $8,750.

In March 2006, the Company executed agreements with other contractors in the amount of approximately $39,000, of which approximately $11,300 has been paid to renovate the interior, exterior lanes and parking area of the Charlotte, NC location.

In March 2006, the Company also executed an agreement with the same engineering consultant and contractor to purchase and install a vapor combustion unit for the Charlotte, NC location in the amount of approximately $163,500, of which approximately $41,000 has been paid.

In March 2006, the Company also executed an agreement with the same engineering consultant and contractor to purchase and install a vapor combustion unit for the Spartanburg, SC location in the amount of approximately $163,500, of which approximately $41,000 has been paid.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None

ITEM 8A.  CONTROLS AND PROCEDURES

      Our Chief Executive Officer and Chief Financial Officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting for the Company. The Certifying Officers have designed such disclosure controls and procedures and internal controls and procedures for financial reporting to ensure that material information are made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures and internal controls and procedures for financial reporting as of December 31, 2005 and believes that the Company's disclosure controls and procedures and internal controls and procedures for financial reporting are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 8B.  OTHER INFORMATION

          None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

      Below are the names and certain information regarding our executive officers and directors.

------------------------- --- ------------------------------------
Name                      Age Position
------------------------- --- ------------------------------------
S. Bruce Wunner           63  Chief Executive Officer and Chairman
------------------------- --- ------------------------------------
Ian Williamson            50  President and Director
------------------------- --- ------------------------------------
Scott Deininger           43  Chief Financial Officer and Director
------------------------- --- ------------------------------------
Cliff Hazel               53  Director
------------------------- --- ------------------------------------
Noel M. Corcoran          54  Director
------------------------- --- ------------------------------------

      Officers are elected annually by the Board of Directors, at our annual meeting, to hold such office until an officer's successor has been duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the Board. There are no family relationships among any of our directors and executive officers.

Background of Executive Officers and Directors

      S. Bruce Wunner, Chief Executive Officer and Chairman. Mr. Wunner was appointed Chairman of NewGen on June 9, 2005. Prior to joining NewGen, Mr. Wunner was instrumental in key leadership roles in the international expansion of McDonald's Corporation for over 33 years from 1962 to 1995 and retired as Senior Vice President CEO of Latin America. Since 1996, Mr. Wunner has been the managing partner of FEA, LLC, D/B/A Treasure Coast Capital Partners, a boutique investment banking firm focusing on mid-market mergers & acquisitions, divestitures and raising capital. Mr. Wunner focuses on specialties in real estate development, retail food, distribution, recreation, leisure and the entertainment industry.

      Ian Williamson, President and Director. Mr. Williamson was appointed as the President and as a Director of NewGen on June 9, 2005. Mr. Williamson has been actively involved in the development of alternative and renewable fuels since 1975. His initial work was predominantly in the field of district heating and energy schemes, utilizing trash and other non-oil substitutes. In 1994, Mr. Williamson started industry research and development for alternative fuels for the motor industry. Mr. Williamson and Cliff Hazel are the original inventors of a clear stable "e-diesel" and authors of numerous patents and applications related to cleaner-burning and performance-enhancing motor fuels utilizing alcohol, water, bio-diesel and liquids from natural gas. From October 1999 Mr. Williamson founded Interfacial Technologies (UK) Ltd which was acquired in May 2001 by International Fuel Technology Inc. (IFT) Mr. Williamson was employed as Chief Technology Officer and served on the board of directors of IFT from May
2001 to May 2003. After his employment with IFT, Mr. Williamson continued his research, leading to the discovery of the new molecules referenced above. Mr. Williamson studied Mechanical and Combustion Engineering at Nottingham University, United Kingdom. He has had peer-reviewed papers published, and is a member of the Society of Automotive Engineers.

      Scott Deininger, Chief Financial Officer. Mr. Deininger joined us as Chief Financial Officer in October 2005 and was appointed as a Director in January 2006. Prior to joining us Mr. Deininger served as treasurer and senior vice president of finance and administration (principal financial officer) at American Tire Distributors Holdings, Inc. from July, 2003 to October, 2005. From January, 2001 until June, 2003, Mr. Deininger served as vice president and corporate controller of Safety-Kleen Corporation, prior to which he was the Chief Financial Officer of Carmeuse North America. Prior to working for Carmeuse North America Mr. Deininger spent eight years working at KPMG. Mr. Deininger is a certified public accountant and holds a B.S. degree in Accounting from York College of Pennsylvania.

      Cliff Hazel, Director. Mr. Hazel was appointed as a Director of NewGen on June 9, 2005. Mr. Hazel has a strong background in computer programming and has consulted for international blue chip companies world wide. The basis of the technology purchased in the US by International Fuel Technology, Inc. and O2Diesel Corporation was a trial and error algorithm and plotting probabilities of solution maps. Mr. Hazel was the co-founder of Interfacial Technologies (UK) Ltd and was a consultant to Interfacial and IFT from 1999 to 2003. As the co-inventor of the technology to be utilized by NewGen Mr. Hazel has been improving the formulae. Since 2003 Mr. Hazel has been Managing Director of MF Logic, LLC, a development stage company that is about to launch a multi-functional computer-driven printer/scanner/copier into the hotel market for executive users.

      Noel M. Corcoran, Director. Mr. Corcoran was appointed as a Director of NewGen in January 2006. Mr. Corcoran has led his own tax consulting firm, Noel
M. Corcoran & Associates, since 1984. During that time, he has served as a financial and tax advisor to many corporations and high net worth individuals internationally. He has also been President of the Irish Taxation Institute and serves as a director of many companies. He has a Commerce Degree from University College Dublin and is a Fellow of the Irish Taxation Institute.

Board Committees

      Our Board of Directors has an audit committee and a compensation committee. The function of the nominating committee is currently performed by the entire Board of Directors, none of the members of which are independent. The Company's Board of Directors has determined that Noel M. Corcoran, director and member of the audit committee, is an Audit Committee Financial Expert, as defined under Item 401 of Regulation S-K. Mr. Corcoran is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

      The Board of Directors has not adopted a specific process with respect to security holder communications, but security holders wishing to communicate with the Board of Directors may do so by mailing such communications to the Board of Directors at the Company's corporate offices located at 6000 Fairview Road, 12th Floor, Charlotte, NC 28210.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

      Since we are governed under Section 15(d) of the Exchange Act, we are not required to file reports of executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities pursuant to Section 16(a) of the Exchange Act.

Code of Ethics

      The Company has adopted a Code of Ethics that applies to all officers, directors and employees of the Company, including its principal executive officer, principal financial officer and principal accounting officer. A copy of the Company's code of conduct is available, free of charge, upon written request sent to the Chief Financial Officer at the Company's corporate offices located at 6000 Fairview Road, 12th Floor, Charlotte, NC 28210.

Director Compensation

      Directors may receive compensation for their services and reimbursement for their expenses as shall be determined from time to time by resolution of the Board. Our non-executive directors currently receive compensation of $3,000 per month for their participation at Board meetings and committees of the Board.

ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth all compensation paid in respect of our Chief Executive Officer and those individuals who received compensation in excess of $100,000 per year (collectively, the "Named Executive Officers") for our last three completed fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                              Annual Compensation
                                            ------------------------------------------------------------
          Name and Principal                                                           Other Annual
               Position                       Year       Salary ($)    Bonus ($)    Compensation ($) (1)  Stock Options (2)
     ----------------------------------     --------     ----------    ---------    --------------------  -----------------
     S. Bruce Wunner,                         2005          31,250         -               164,634             36,875
         Chief Executive Officer              2004               -         -                     -
                                              2003               -         -                     -

     John King,                               2005         328,285         -                50,000             36,875
         Former Chief Executive Officer       2004               -         -                     -
                                              2003               -         -                     -

     Ian V. Williamson                        2005         195,247         -               120,000
         President                            2004               -         -                     -
                                              2003               -         -                     -

     Ronald E. Simmons                        2005               -         -                     -
         Former Chief Executive Officer       2004               -         -                     -
                                              2003               -         -                     -

     Larry Shatsoff                           2005               -         -                     -
         Former President                     2004               -         -                     -
                                              2003               -         -                     -

      (1) Includes non-cash compensation, in the form of common stock, for services performed for the company, health insurance reimbursement, life insurance reimbursement and auto allowance.

      (2) As noted below, on September 9, 2005, the Company issued to Bruce Wunner and John King each, options to purchase 75,000 shares at $0.50 per share, having an intrinsic value of $221,250, of which $184,375 remains deferred over a two year vesting period.


Stock Option Plan

      On September 9, 2005, the Company issued to four employees options (Bruce Wunner and John King, above, are two of the four employees) to purchase 75,000 shares each at $0.50 per share, having an aggregate intrinsic value of $885,000, of which $737,500 remains deferred over a two year vesting period. These options expire ten years after the last vesting date.

      On September 9, 2005 the Company  created an incentive  stock option,  Non
Qualified Stock Option (NQSO) plan for the purpose of awarding employee performance. The plan calls for four year vesting after the first year of employment, with a minimum of eight million shares or 15% of the public float provided for the plan. Options will be awarded based on a tiered level from 25% to 100% of the employee's base salary cash compensation.

      On October 10, 2005, the Company issued to one employee options to purchase 500,000 shares at $1.00 per share having an intrinsic value of $600,000, of which $562,500 remains deferred over a four year vesting period. These options expire ten years after the last vesting date.

Securities Authorized for Issuance Under Equity Compensation Plans

      The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance for the period from June 1, 2005 (inception) to December 31, 2005.

                      EQUITY COMPENSATION PLAN INFORMATION

------------------------------------ ------------------------ -------------------- -------------------------
           Plan category              Number of securities       Weighted average     Number of securities
                                        to be issued upon       exercise price of   remaining available for
                                           exercise of             outstanding       future issuance under
                                      outstanding options,                         equity compensation plans
                                                                                     (excluding securities
                                                                                    reflected in column (a)
------------------------------------ ------------------------ -------------------- -------------------------
                                               (a)                     (b)                    (c)
------------------------------------ ------------------------ -------------------- -------------------------
Equity compensation plans approved
by security holders                            -0-                     -0-                    -0-
------------------------------------ ------------------------ -------------------- -------------------------

------------------------------------ ------------------------ -------------------- -------------------------
Equity compensation plans not
approved by security holders                 500,000                  $1.00                7,500,000
------------------------------------ ------------------------ -------------------- -------------------------

------------------------------------ ------------------------ -------------------- -------------------------
Total                                        500,000                  $1.00                7,500,000
------------------------------------ ------------------------ -------------------- -------------------------

In addition, there was a special option grant for 300,000 shares that is not part of the Company's equity compensation plan.

Employment Agreements

      There are currently no employment agreements between the Company and any of its named executive officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth certain information, as of April 12, 2006 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

            ----------------------------- ---------------- -----------------
            Name of Beneficial Owner (1)     Number of      Percentage of
                                              Shares            Shares
                                           Beneficially      Beneficially
                                               Owned          Owned (2)
            ----------------------------- ---------------- -----------------
            S. Bruce Wunner  (3)                  429,833             1.13%
            ----------------------------- ---------------- -----------------
            Ian Williamson                     10,232,867            27.02%
            ----------------------------- ---------------- -----------------
            Scott Deininger                       280,000                 *
            ----------------------------- ---------------- -----------------
            Cliff Hazel                        10,000,000            26.39%
            ----------------------------- ---------------- -----------------
            Noel M. Corcoran                            0                 *
            ----------------------------- ---------------- -----------------
            Cornell Capital Partners             5,300,00            13.73%
            ----------------------------- ---------------- -----------------
            All officers and directors
            as a group
            (5 persons)                        20,942,700            54.54%
            ----------------------------- ---------------- -----------------

      *     Less than 1%.

      (1) Except as otherwise indicated, the address of each beneficial owner is c/o NewGen Technologies, Inc. 6000 Fairview Road, 12th Floor, Charlotte, North Carolina 28210. Cornell Capital Partners, LP is located at 101 Hudson St. Jersey City, New Jersey, 07302

      (2) Applicable percentage ownership is based on 38,611,224 shares of common stock outstanding as of April 12, 2006, together with securities exercisable or convertible into shares of common stock within 60 days of April 12, 2006 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of April 12, 2006 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

      (3) Of the shares beneficially owned by Mr. Wunner 347,333 shares are owned by FEA, LLC, an entity in which Mr. Wunner owns the majority of the outstanding membership interests.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On February 1, 2005, Refuel entered into a consulting agreement with Treasure Coast Capital Partners a company solely owned by Bruce Wunner our Chief Executive Office and Chairman. Pursuant to this agreement Mr. Wunner was to be paid fees for various services provided to Refuel. On September 14, 2005, after Mr. Wunner was appointed Chairman, the agreement was modified to pay Mr. Wunner $43,250 for services provided and the remainder of the agreement was canceled.

      On July 1, 2005, Advanced Fuel Chemistry, Inc., a Delaware Corporation ("Advanced Fuel") assigned to Refuel the patent applications previously referenced. According to the terms of this assignment, Refuel was assigned these applications with full title guarantee. In addition, on July 1, 2005, Refuel entered into a royalty agreement, whereby Refuel paid Clifford Hazel, a member of our Board of Directors, and Ian Williamson, our President, an aggregate of $250,000 immediately and is required to pay a continuing royalty fee of the greater of $250,000 or 0.1% of the aggregate fuel additive products sold utilizing the patents per year during the term (indefinite until cancelled by either party) of the Royalty Agreement.

      On June 1, 2005, Refuel issued a promissory note to John King, our former Chief Executive Officer and a former member of our board of directors, in the aggregate principal amount of $316,500. The promissory note bears interest at an annual rate of 10% from May 1, 2005, and was due January 15, 2006. The promissory note was issued to Mr. King as repayment for pre-incorporation expenses paid for on behalf of Refuel. The note has not been paid off and is currently in default. The Company is in negotiations for further extending this note. There are no adverse covenants related to this note payable.

      On November 1, 2005, we acquired all of the issued and outstanding equity of Advanced Fuel Chemistry, Inc., a company jointly owned by a member of our Board of Directors and Ian Williamson, our President, for a purchase price of $1.00. At the date of acquisition, Advanced Fuel Chemistry, Inc. was an inactive company having no assets or liabilities.

      Our obligations in connection with $5,000,000 in secured convertible debentures issued to Cornell Capital Partners LP are secured by substantially all of our assets and the assets of our subsidiaries. In addition, S. Bruce Wunner has granted a security interest in 214,916 shares of common stock that he owns, Ian Williamson has granted a security interest in 5,000,000 shares of common stock that he owns, Scott Deininger has granted a security interest in 115,000 shares of common stock that he owns and Cliff Hazel has granted a security interest in 5,000,000 shares of common stock that he owns.

ITEM 13. EXHIBITS
Exhibits:


    Exhibit
    Number           Description of Exhibit

      3.1 Registrant's Articles of Incorporation (incorporated by reference to the exhibits to Registrants Form 8-K filed on November 14, 2005).
      3.2            Certificate  of  Amendment  to  Registrant's  Articles  of
                     Incorporation
      3.4 Articles of Merger changing the Registrant's name to NewGen Technologies, Inc. (incorporated by reference to the exhibits to Registrants Form 8-K filed on August 12,
                     2005).
      3.5            Registrant's By-Laws.
      5.1            Opinion of Sichenzia Ross Friedman Ference LLP
      10.1 Share Exchange Agreement by and among Bongiovi Entertainment, Inc., Refuel America, Inc. and the shareholders of Refuel America, Inc. (incorporated by reference to a Form 8-K filed by the Registrant on August 4, 2005)
      10.2 Management Services Agreement by and between Bongiovi Entertainment, Inc. and Sarmatan Developments Ltd. (incorporated by reference to a Form 8-K filed by the Registrant on August 4, 2005)
      10.3 Warrant issued to Frank Crivello SEP IRA dated August 2, 2005 (incorporated by reference to a Form 8-K filed by the Registrant on August 4, 2005)
      10.4 Form of Registration Rights Agreement (incorporated by reference to the exhibit to Registrants Form 8-K filed on August 25, 2005)
      10.5 Limited Liability Company Agreement of Advanced Biotechnology, LLC (incorporated by reference to a Form 8-K filed by the Registrant on September 22, 2005)
      10.6 Contract of Sale, dated September 28, 2005, by and among Crown Central LLC and Refuel America, Inc. (incorporated by reference to a Form 8-K filed by the Registrant on October 3, 2005)

      10.7 Amendment to Contract of Sale, dated December 9, 2005, by and among Crown Central LLC and Refuel America, Inc. (incorporated by reference to the exhibit to Registrants Form 8-K filed on December 16, 2005)
      10.8 Limited Liability Company Agreement of PowerSHIFT Biofuels of Hawaii, LLC, dated November 15, 2005, by and among PowerSHIFT Biofuels of Hawaii, LLC, PowerSHIFT Energy Company, Inc. and Refuel America, Inc. (incorporated by reference to a Form 8-K filed by the Registrant on November 16, 2005)
      10.9 Limited Liability Company Agreement of PowerSHIFT Biofuels of Iowa, LLC, dated November 15, 2005, by and among PowerSHIFT Biofuels of Hawaii, LLC, PowerSHIFT Energy Company, Inc. and Refuel America, Inc. (incorporated by reference to a Form 8-K filed by the Registrant on November 16, 2005)
      10.10 Joint Venture Agreement, dated November 29, 2005, by and among NewGen Technologies, Inc., AG Global Partners Limited and NewGen Fuel Technologies Limited (incorporated by reference to a Form 8-K filed by the Registrant on December 6, 2005)
      10.11 Technology License & Development Agreement, dated November 29, 2005, by and between NewGen Technologies, Inc. and NewGen Fuel Technologies Limited (incorporated by reference to a Form 8-K filed by the Registrant on December 6, 2005)
      10.12 Limited Liability Company Agreement of Actanol Bioengineering, LLC, dated November 28, 2005, by and among Actanol Bioengineering, LLC, Actanol Service Ltd. and Newgen Technologies, Inc. (incorporated by reference to a Form 8-K filed by the Registrant on December 6, 2005)
      10.13 $2,200,000 principal amount Secured Convertible Debenture, dated January 24, 2006, issued by NewGen Technologies, Inc. to Cornell Capital Partners LP (incorporated by reference to a Form 8-K filed by the Registrant on January 30, 2006)
      10.14 Warrant to purchase 1,125,000 shares of Common Stock of NewGen Technologies, Inc., issued January 24, 2006 (incorporated by reference to a Form 8-K filed by the Registrant on January 30, 2006)
      10.15 Securities Purchase Agreement, dated January 24, 2006, by and between NewGen Technologies, Inc. and Cornell Capital Partners LP (incorporated by reference to a Form 8-K filed by the Registrant on January 30, 2006)
      10.16 Investor Registration Rights Agreement, dated January 24, 2006, by and between NewGen Technologies, Inc. and Cornell Capital Partners LP (incorporated by reference to a Form 8-K filed by the Registrant on January 30, 2006)
      10.17 Security Agreement, dated January 24, 2006, by and between NewGen Technologies, Inc. and Cornell Capital Partners LP (incorporated by reference to a Form 8-K filed by the Registrant on January 30, 2006)
      10.18 Subsidiary Security Agreement, dated January 24, 2006, by and between Refuel Terminal Operations, Inc. and Cornell Capital Partners LP (incorporated by reference to a Form 8-K filed by the Registrant on January 30, 2006)

      10.19 Subsidiary Security Agreement, dated January 24, 2006, by and between Refuel America, Inc. and Cornell Capital Partners LP (incorporated by reference to a Form 8-K filed by the Registrant on January 30, 2006)

      10.20 Subsidiary Security Agreement, dated January 24, 2006, by and between NewGen International, Inc. and Cornell Capital Partners LP (incorporated by reference to a Form 8-K filed by the Registrant on January 30, 2006)
      31.1 Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
      31.2 Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended
      32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
      32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by our auditors, for professional services rendered for the audit of our consolidated financial statements from June 1, 2005 (inception) to December 31, 2005, and for the reviews of the condensed consolidated financial statements included in our Quarterly Reports on Form 10-QSB during that fiscal year were $157,991, respectively. Our audit committee approves the audit fees and pre-approves the any proxy, Form 10-KSB, Form 10-QSB and registration statements, prior to issuance to the public.

                              SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      NEWGEN TECHNOLOGIES, INC.

                      By: /s/  S. Bruce Wunner
                          -----------------------------------------------------
                          S. Bruce Wunner
                          Chief Executive Officer (Principal Executive Officer)

                      By: /s/ Scott A. Deininger
                          -----------------------------------------------------
                          Scott A. Deininger
                          Chief Financial Officer
                          (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       SIGNATURE                        TITLE                        DATE
--------------------------------------------------------------------------------
/s/ S. Bruce Wunner       Chief Executive Officer and Chairman
----------------------    President and Director                  April 17, 2006
S. Bruce Wunner


/s/ Ian Williamson        President and Director                  April 17, 2006
----------------------
Ian Williamson


/s/ Scott A. Deininger    Chief Financial Officer and Director    April 17, 2006
----------------------
Scott Deininger


/s/ Noel M. Corcoran      Director                                April 17, 2006
----------------------
Noel M. Corcoran


/s/ Cliff Hazel           Director
----------------------
Cliff Hazel                                                       April 17, 2006