Form 10KSB/A
period 2005-12-31
NewGen Technologies, Inc
filed 2006-05-31
CIK 833837

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A

                                (Amendment No. 1)


|X|  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934
            For the period June 1, 2005 (Inception) to December 31, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.) Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The Issuer's revenues for the period June 1, (inception) to December 31, 2005 were $-0-.


As of May 31, 2006 the number of shares outstanding of the Issuer's common stock was 38,611,224.

As of May 31, 2006 the aggregate number of shares held by non-affiliates was approximately 14,477,195.

As of May 31, 2006 the aggregate market value of the Issuer's common stock held by non-affiliates was $11,581,756.00, based on the average high and low price of $0.80 per share as of May 30, 2006.

                            NEWGEN TECHNOLOGIES, INC.
                     (Formerly Bongiovi Entertainment, Inc.)
                          (A development stage company)
                                 FORM 10-KSB/ A
                                (Amendment No. 1)

                                EXPLANATORY NOTE

This amendment No. 1 on Form 10-KSB/ A (this "Form 10-KSB/ A) amends our Annual Report on Form 10-KSB for the period from June 1, 2005 (Inception) to December 31, 2005, as initially filed with the Securities and Exchange Commission (the "SEC") on April 17, 2006. The amendment is being filed to reflect comments from a review of our filing made by the Securities & Exchange Commission Division of Corporation Finance in conjunction our Form SB-2 registration statement as filed on April 21, 2006. The following changes have been made:

o Part II Item 5. The first quarter stock price for 2006 have been changed from a high of $0.95 and a low of $0.87 to the correct values of a high of $3.50 and a low of $0.70.
o Pat II Item 6 - "Corporate History" and Footnote No. 1 "Organization" has added a sentence alerting the reader that historical financial statements are those of Refuel America, Inc. not Bongiovi Entertainment, Inc. and the capital structure is different than those appearing in the historical financial statements of Bongiovi.
o Part II Item 6 - "Plan of Operations" has made consistent the fact that we do not have sufficient cash to fund our operations in the near term. Additional paragraphs have been added to clarify the debt financing that we expect to raise and clarify that financing in place for $2,150,000 that will be remitted two days before our registration statement filed on Form SB-2 becomes effective, will provide the capital to fund operations after the near term for the next 12 months.
o Part II Item 6 "Recent Accounting Pronouncements" has enhanced our disclosure of SFAS 123(R) and now includes a description of the new standard, methods of adoption allowed, the method expected to be utilized and the impact the adoption will have on our financial statements as well as the compensation that will be expensed for each year.
o Page F-3 "Consolidated Statement of Operations" has disclosed the material expense categories in separate line items.
o Part II Item 8A "Controls and Procedures" the paragraph has been removed as we have not provided all the information required under Regulation S-B
      Item 308, nor is it yet required.
o Exhibits 31.1 and 31.2 "Certifications" have been revised to conform with the wording required by Regulation S-B Item 601 (B)(31)
o Part III Item 11 "Security Ownership of Certain Beneficial Owners" has corrected an error in the number of shares beneficially owned. Our transfer agent indicated that Cornell Capital Partners owned 5,300,000 shares or 13.73% of the shares beneficially owned. The correct amount is 3,137,329 and 8.13%.

This form 10-KSB/A does not reflect events occurring after the filing of the Form 10-KSB on April 17, 2006 or modify or update these disclosures, including exhibits on the Form 10-KSB affected by subsequent events. Information not affected by the adjustments noted above is unchanged and reflects the disclosures made at the time of the original filing of Form 10-KSB on April 17, 2006.

Accordingly, this Form 10-KSB/ A should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-KSB, including any amendments to those filings

                                 FORM 10-KSB/ A

                                (Amendment No. 1)


          FOR THE PERIOD JUNE 1, 2005 (INCEPTION) TO DECEMBER 31, 2005

                                      INDEX

                                                                            Page


PART I......................................................................   5
        ITEM 1. DESCRIPTION OF BUSINESS.....................................   5
        ITEM 2. DESCRIPTION OF PROPERTY.....................................  18
        ITEM 3. LEGAL PROCEEDINGS...........................................  18
        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS..........  18
PART II.....................................................................  19
        ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
        STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES
        OF EQUITY SECURITIES................................................  19
        ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
        OPERATION...........................................................  20
        ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................  29
        ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.................................  30
        ITEM 8A. CONTROLS AND PROCEDURES....................................  30
        ITEM 8B. OTHER INFORMATION..........................................  30
PART III....................................................................  31
        ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
        CONTROL PERSONS; COMPLIANCE  WITH SECTION 16(a) OF THE
        EXCHANGE ACT........................................................  31
        ITEM 10. EXECUTIVE COMPENSATION.....................................  33
        ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
        AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS......................  34
        ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............  35
        ITEM 13. EXHIBITS...................................................  36
        ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.....................  38

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


                                                                    2006
                                                               High        Low
                                                            --------    --------
1st Quarter ............................................    $   3.50    $   0.70


                                                                    2005
                                                               High        Low
                                                            --------    --------
1st Quarter ............................................    $   1.50    $   0.75
2nd Quarter ............................................    $   1.50    $   0.51
3rd Quarter ............................................    $   3.99    $   0.60
4th Quarter ............................................    $   2.50    $   1.25

                                                                    2004
                                                               High        Low
                                                            --------    --------

1st Quarter ............................................    $   4.50    $   0.78
2nd Quarter ............................................    $   2.10    $   0.69
3rd Quarter ............................................    $   1.20    $   0.75
4th Quarter ............................................    $   1.20    $   0.75


As of April 12, 2006|_|, there were approximately 343 holders of record of our common stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


      This form 10-KSB/A does not reflect events occurring after the filing of the Form 10-KSB on April 17, 2006 or modify or update these disclosures, including exhibits on the Form 10-KSB affected by subsequent events. Information not affected by the adjustments noted above is unchanged and reflects the disclosures made at the time of the original filing of Form 10-KSB on April 17, 2006.


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


      The transaction was accounted for as an acquisition of Bongiovi, the legal acquirer, and a recapitalization of Refuel, the accounting acquirer. The historical financial statements presented are a continuation of Refuel and not those of Bongiovi. Due to the effects of the reverse merger, the capital structure is different than those appearing in the historical financial statements of Bongiovi.


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

      As of December 31, 2005, we had cash available to fund current operations for approximately one month. In January 2006, we received cash proceeds of $440,000 from the issuance of 440,000 shares of common stock, as discussed below, and gross cash proceeds of $2,200,000 from the issuance of 10% convertible debentures, as discussed below. In addition, in March 2006, we received gross cash proceeds of $650,000 from the further disbursement of funds under the 10% convertible debentures. We will receive further gross proceeds of $2,150,000 from the 10% convertible debentures two business days before our registration statement filed on Form SB-2 is declared effective. We believe the foregoing financing will fund our current operations for the next 12 months.

      In connection with our currently planned capital projects, including, but not limited to the construction and operation of biodiesel plants and power generation facilities, we will require approximately $200 million in additional financing. In addition, we will require approximately $8 million to complete the refurbishment of the fuel terminals We are currently reviewing various proposals for traditional debt project financing in order to fund a majority of the costs of these projects. In addition, we may decide to seek additional private debt or equity financing in order to provide for any additional financing needs we may have.


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

Liquidity and Capital Resources


Cash and Cash Flows From Operations
-----------------------------------
      As of December 31, 2005, we had a cash balance of $151,430 and negative cash flow from operations of $1,878,602. The primary funding of operations was received through issuance of securities as discussed below..

      We do not have sufficient funds on hand to fund our current operations through the near term. We intend to complete additional rounds of our private placement financing to fund our current and future operations. If successful in completing this financing, we may not be able to do so on terms that are not excessively dilutive to our existing stockholders or less costly than existing sources of financing. Failure to secure additional financing in a timely manner and on favorable terms if and when needed in the future could have a material adverse effect on our financial performance, balance sheet and stock price and require us to implement cost reduction initiatives and curtail operations. Accordingly, the consolidated financial statements as of December 31, 2005 have been prepared on a going concern basis.

Financing Through Equity
------------------------
      During August and September, 2005 the Company issued 3,333,491 shares to acquire Bongiovi, and sold 4,225,500 shares of common stock to various individuals at a value of $0.50 per share for cash proceeds of $2,112,750. In December 2005, another 1,070,200 shares were subscribed for by various individuals for cash proceeds of $265,200, and a subscription receivable of $805,000. The Company has subsequently collected all amounts due. The proceeds from these offerings were used for the repayment of a portion of an outstanding debt obligation, professional expenses, working capital and general corporate expenses. In addition, the Company issued to employees, 300,000 and 500,000 of options having an intrinsic value of $885,000 and $600,000, respectively, of which $737,500 and $562,500 have been deferred as of December 31, 2005. The Company also issued 300,000 shares in January 2006, discussed below in "Cornell Financing" and issued an additional 440,000 shares to various individuals at$1.00 per share for cash proceeds of $440,000 also in January, 2006.

Financing through Debt - Cornell Debenture
------------------------------------------
      To obtain funding we entered into a Securities Purchase Agreement with Cornell Capital Partners LP ("Cornell") on January 24, 2006 for the sale of $5,000,000 in secured convertible debentures and a warrant to purchase 1,125,000 shares of our common stock at $1.00 per share. Provided that the terms and conditions of the Securities Purchase Agreement are satisfied, Cornell Capital Partners LP is obligated to provide us with an aggregate of $5,000,000 as follows:

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

Recent Accounting Pronouncements


      In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123(R)), which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim period after December 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Under SFAS No. 123(R), the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The permitted transition methods include either retrospective, prospective or modified prospective adoption. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method only relates to the options that were issued prior to January 1, 2006 and have historically been accounted for under the minimum value method. Such options continue to be accounted for under the provisions of APB Opinion No. 25. The modified prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS No. 123(R), while the retrospective methods would record compensation expense for all unvested stock options beginning with the first period presented. The Company anticipates adopting the modified prospective method to account for stock options starting in 2006. The Company estimates the impact of adopting SFAS No. 123(R) will be to record additional compensation expense of $780,075, $609,628, $268,734 and $201,551 for 2006 through 2009, respectively.


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
                                                                                 ===========

 The accompanying notes are an integral part of the consolidated financial statements


                                      F-2

                            NEWGEN TECHNOLOGIES, INC.
            (Formerly Bongiovi Entertainment, Inc.) and Subsidiaries
                          (A development stage company)
                      CONSOLIDATED STATEMENT OF OPEREATIONS
          FOR THE PERIOD JUNE 1, 2005 (INCEPTION) TO DECEMBER 31, 2005


Revenues                                                           $         --

Compensation                                                          1,650,000
Professional services                                                 1,366,000
Travel                                                                  452,000
Marketing                                                               241,000
Royalty                                                                 125,000
Investor relations                                                      118,000
Bad debt                                                                108,000
General & administrative                                                170,973
                                                                   ------------

Loss from operations                                                 (4,230,973)
                                                                   ------------

Other (expenses)
   Interest                                                             (27,232)
   Bank fees and escrow fees                                             (5,875)
                                                                   ------------
      Total other (expenses)                                            (33,107)
                                                                   ------------

Loss before provision for income taxes                               (4,264,080)

Provision for income taxes                                                   --
                                                                   ------------

Net loss                                                           $ (4,264,080)
                                                                   ============

Loss per share - basic and diluted                                 $      (0.12)
                                                                   ============

Weighted average number of common
   shares outstanding - basic and diluted                            34,398,490
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

  Common stock and
    warrants to
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
                         ===========  ==========  ===========   ===========   ===========   ===========   ===========   ===========

 The accompanying notes are an integral part of the consolidated financial statements


                                      F-4

                            NEWGEN TECHNOLOGIES, INC.
            (Formerly Bongiovi Entertainment, Inc.) and Subsidiaries
                          (A development stage company)
                       CONSOLIDATED STATEMENT OF CASH FLOWS
        FOR THE PERIOD FROM JUNE 1, 2005 (INCEPTION) TO DECEMBER 31, 2005


Cash flows from operating activities:

     Net loss ......................................................................  $(4,264,080)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
           Depreciation ............................................................        1,620
           Expense portion of stock based compensation and services ................      716,106
           Non-cash compensation expense ...........................................      185,000

     Changes in operating assets and liabilities:

           Increase in prepaid royalty .............................................     (125,000)
           Increase in prepaid assets ..............................................       (6,368)
           Increase in accounts payable and accrued expenses - related parties......      967,767
           Increase in accounts payable and accrued expenses - other ...............      364,853
           Note payable issued for expenses paid on behalf of the Company
               and accrued interest, net of repayments .............................      281,500
                                                                                      -----------

              Net cash used in operating activities ................................   (1,878,602)
                                                                                      -----------

Cash flows from investing activities:

     Deposit on land and improvements ..............................................     (340,000)
     Purchases of property and equipment ...........................................       (8,108)
                                                                                      -----------

              Net cash used in investing activities ................................     (348,108)
                                                                                      -----------

Cash flows from financing activities:

     Proceeds received for common stock issued to founders .........................          190
     Proceeds received for common stock issued and to be issued ....................    2,377,950
                                                                                      -----------

              Net cash provided by financing activities ............................    2,378,140
                                                                                      -----------

Net increase in cash ...............................................................      151,430

Cash, beginning of period ..........................................................           --
                                                                                      -----------

Cash, end of period ................................................................  $   151,430
                                                                                      ===========

Non cash investing and financing activities:

     Common stock issued for deferred equity based expenses ........................  $ 1,355,914
                                                                                      ===========

     Common stock and warrants issued for subscriptions receivable .................  $   807,581
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


The transaction was accounted for as an acquisition of Bongiovi, the legal acquirer, and a recapitalization of Refuel, the accounting acquirer. The historical financial statements presented are a continuation of Refuel and not those of Bongiovi. Due to the effects of the reverse merger, the capital structure is different than those appearing in the historical financial statements of Bongiovi.


On August 10, 2005, to effect a name change, Bongiovi executed a merger and reorganization agreement with the sole shareholder of NewGen Technologies, Inc, a newly formed Nevada corporation. This transaction effectively changed the registrant's name from Bongiovi Entertainment, Inc. to NewGen Technologies, Inc. ("NewGen").

The Company has not generated any revenues since inception and the Company is in the process of raising additional capital and financing for future operations (See Note 10).

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

Recent Accounting Pronouncements


      In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123(R)), which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim period after December 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Under SFAS No. 123(R), the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The permitted transition methods include either retrospective, prospective or modified prospective adoption. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method only relates to the options that were issued prior to January 1, 2006 and have historically been accounted for under the minimum value method. Such options continue to be accounted for under the provisions of APB Opinion No. 25. The modified prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS No. 123(R), while the retrospective methods would record compensation expense for all unvested stock options beginning with the first period presented. The Company anticipates adopting the modified prospective method to account for stock options starting in 2006. The Company estimates the impact of adopting SFAS No. 123(R) will be to record additional compensation expense of $780,075, $609,628, $268,734 and $201,551 for 2006 through 2009, respectively.


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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. NewGen Technologies, Inc.'s Chief Executive Officer and Chief Financial Officer have designed disclosure controls and procedures over financial reporting and evaluated the effectiveness of NewGen Technologies, Inc.'s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) over financial reporting as of the end of the period covered by this annual report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, NewGen Technologies, Inc.'s disclosure controls and procedures over financial reporting are effective.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the most recent fiscal year, there have not been any changes in NewGen Technologies, Inc.'s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect internal controls over financial reporting

ITEM 8A. CONTROLS AND PROCEDURES

NONE


ITEM 8B. OTHER INFORMATION

      None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

      Below are the names and certain information regarding our executive officers and directors as of April 17, 2006.

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

Name of Beneficial                    Number of     Percentage
Owner (1)                              Shares       of Shares
                                    Beneficially   Beneficially
                                       Owned         Owned (2)


               S. Bruce Wunner(3)        429,833           1.13%
               Ian Williamson         10,232,867          27.02%
               Scott Deininger           280,000               *
               Cliff Hazel            10,000,000          26.39%
               Noel M. Corcoran                0               *
               Cornell Capital
               Partners                3,137,329           8.13%
               All officers and
               directors as a
               group
               (5 persons)            20,942,700          54.54%
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

      On July 1, 2005, Advanced Fuel Chemistry, Inc., a Delaware Corporation ("Advanced Fuel") assigned to Refuel the patent applications previously referenced. According to the terms of this assignment, Refuel was assigned these applications with full title guarantee. In addition, on July 1, 2005, Refuel entered into a royalty agreement, whereby Refuel paid Clifford Hazel, a member of our Board of Directors, and Ian Williamson, our President, an aggregate of $250,000 immediately and is required to pay a continuing royalty fee of the greater of $250,000 or 0.1% of the aggregate fuel additive products sold utilizing the patents per year during the term (indefinite until cancelled by either party) of the Royalty Agreement

      On June 1, 2005, Refuel issued a promissory note to John King, our former Chief Executive Officer and a former member of our board of directors, in the aggregate principal amount of $316,500. The promissory note bears interest at an annual rate of 10% from May 1, 2005, and was due January 15, 2006. The promissory note was issued to Mr. King as repayment for pre-incorporation expenses paid for on behalf of Refuel. The note has not been paid off and is currently in default. The Company is in negotiations for further extending this note. There are no adverse covenants related to this note payable.

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


       SIGNATURE                        TITLE                        DATE
------------------------------------------------------------------------------
/s/ Noel M. Corcoran      Chairman                                May 31, 2006
----------------------
Noel M. Corcoran


/s/ S. Bruce Wunner       Chief Executive Officer and
----------------------    Vice-Chairman                           May 31, 2006
S. Bruce Wunner


/s/ Ian Williamson        President and Director                  May 31, 2006
----------------------
Ian Williamson


/s/ Scott A. Deininger    Chief Financial Officer and Director    May 31, 2006
----------------------
Scott Deininger


/s/ Cliff Hazel           Director                                May 31, 2006
----------------------
Cliff Hazel


/s/ Michael D'Onofrio     Senior Vice President                   May 31, 2006
----------------------    Business Development and Director
Michael D'Onofrio