Form 10QSB
period 2006-03-31
NewGen Technologies, Inc
filed 2006-06-05
CIK 833837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly report filed under Section 13 or 15 (d) of the Securities
Exchange Act of 1934 For the Quarterly Period Ended March 31, 2006
or

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

Yes [ ]    No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of June 5, 2006, there were 38,611,224 shares of Common Stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):

Yes [ ]    No [X]

i

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in this Plan of Operation of this Quarterly Report on Form 10-QSB include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results of the Company (sometimes referred to as "we", "us" or the "Company"), performance (financial or operating) or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based upon the Company's best estimates of future results, general merger and acquisition activity in the marketplace, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "project," "expect," "believe," "estimate," "anticipate," "intends," "continue", "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. (See the Company's Form 10-KSB for a description of certain of the known risks and uncertainties of the Company.)

NEWGEN TECHNOLOGIES, INC.
(Formerly Bongiovi Entertainment, Inc.) and Subsidiaries
(A development stage company)
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

ASSETS
March 31,
2006
CURRENT ASSETS
Cash	$612,241
Prepaid royalty	62,500
Prepaid assets	42,327
Deferred debt issuance costs	295,619
Total Current Assets	1,012,687

Long term deferred debt issuance costs	541,968
Property, plant and equipment, net of accumulated depreciation of $2,025	2,042,641
Total Other Assets	2,584,609
TOTAL ASSETS	$3,597,296

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses - related parties	$701,324
Accounts payable and accrued expenses - non-related	670,738
Note payable	281,500

Total Current Liabilities	1,653,562

LONG TERM LIABILITIES
Convertible debentures, net of unamortized discount of $2,849,527	473
Derivative financial instrument liability	4,942,149
Total Long Term Liabilities	4,942,622
TOTAL LIABILITIES	6,596,184

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, none issued and outstanding	—
Common stock, $0.001 par value, 100,000,000 shares authorized,
38,611,224 shares issued and outstanding	38,611
Additional paid-in capital	6,491,026
Common stock subscriptions receivable	(2,581)
Deferred equity-based expenses	(1,183,125)
Deficit accumulated during development stage	(8,342,819)
TOTAL STOCKHOLDERS' DEFICIENCY	(2,998,888)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$3,597,296

The accompanying notes are an integral part of the condensed consolidated financial statements

NEWGEN TECHNOLOGIES, INC.
(Formerly Bongiovi Entertainment, Inc.) and Subsidiaries
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

		For the Period
	For the Three	From June 1, 2005
	Months Ended	(Inception) to
	March 31, 2006	March 31, 2006

Revenues	$—	$—

Compensation	704,215	2,357,575
Professional services	605,391	1,972,496
Travel	221,837	675,545
Marketing	105	241,447
Royalty	62,500	187,500
Investor relations	88,160	206,864
Provision for loss on advances to joint ventures	127,383	235,940
General and administrative expenses	121,618	284,727
Loss from operations	(1,931,209)	(6,162,094)

Other (expenses)
Derivative instrument (expense)	(2,092,434)	(2,092,434)
Interest	(7,130)	(34,362)
Amortization of deferred debt issuance costs	(47,413)	(47,413)
Bank fees and escrow fees	(553)	(6,516)
Total other (expenses)	(2,147,530)	(2,180,725)

Loss before provision for income taxes	(4,078,739)	(8,342,819)

Provision for income taxes	—	—
Net loss	$(4,078,739)	(8,342,819)

Loss per share - basic and diluted	$(0.11)	(0.24)

Weighted average number of common
shares outstanding - basic and diluted	37,615,615	35,350,929

The accompanying notes are an integral part of the condensed consolidated financial statements

NEWGEN TECHNOLOGIES, INC.
(Formerly Bongiovi Entertainment, Inc.) and Subsidiaries
(A development stage company)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE PERIOD FROM JUNE 1, 2005 (INCEPTION) TO MARCH 31, 2006
(UNAUDITED)

					Common	Deferred	Deficit Accumulated
	Common Stock		Additional Paid-In	Common Stock to	Stock Subscriptions	Equity Based	During Development
	Shares	Amount	Capital	be issued	Receivable	Expenses	Stage	Total
Balance at June 1, 2005	—	$—	$—	$—	$—	$—	$—	$—

Issuance of shares of common stock	27,711,000	27,711	(24,940)	—	(2,581)	—	—	190
to founders in exchange for
subscriptions receivable
Issuance of shares of common stock	424,033	424	211,596	—	—	—	—	212,020
in exchange for services and
expense reimbursement
Transfer of shares of common stock	3,333,491	3,333	(3,333)	—	—	—	—	—
in a share exchange agreement
Common stock to be issued	—	—	—	2,112,750	(25,000)	—	—	2,087,750
for cash (4,225,500 shares)
Common stock to be issued	—	—	—	547,000	—	(122,641)	—	424,359
for services and expense
reimbursement (1,094,000 shares)
Non-cash compensation expense for	—	—	885,000	—	—	(737,500)	—	147,500
for options granted in September
Issuance of shares of common stock	4,225,500	4,226	2,108,524	(2,112,750)	25,000	—	—	25,000
Non-cash compensation expense	—	—	600,000	—	—	(562,500)	—	37,500
for options granted in October
Issuance of shares of common stock	1,094,000	1,094	545,906	(547,000)	—	70,727	—	70,727
Common stock to be issued	—	—	—	13,000	—	(4,000)	—	9,000
for services and expense
reimbursement (13,000 shares)
Common stock to be issued	—	—	—	265,200	—	—	—	265,200
for cash (265,200 shares)
Common stock and warrant to be issued	—	—	—	805,000	(805,000)	—	—	—
in exchange for subscriptoins
receivable (805,000 shares)
Net loss	—	—	—	—	—	—	(4,264,080)	(4,264,080)
Balance at December 31, 2005	36,788,024	36,788	4,322,753	1,083,200	(807,581)	(1,355,914)	(4,264,080)	(984,834)

Issuance of shares of common stock	1,523,200	1,523	1,521,679	(1,083,200)	805,000	—	—	1,245,002
Amortization of compensation expense	—	—	46,894	—	—	172,789	—	219,683
and services
Issuance of shares of common stock	300,000	300	599,700	—	—	—	—	600,000
in conjunction with issuance of
convertible debentures
Net loss	—	—	—	—	—	—	(4,078,739)	(4,078,739)
Balance at March 31, 2006	38,611,224	$38,611	$6,491,026	$—	$(2,581)	$(1,183,125)	$(8,342,819)	$(2,998,888)

The accompanying notes are an integral part of the condensed consolidated financial statements

NEWGEN TECHNOLOGIES, INC.
(Formerly Bongiovi Entertainment, Inc.) and Subsidiaries
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

		For the Period
	For the Three	From June 1, 2005
	Months Ended	(Inception) to
	March 31, 2006	March 31, 2006
Cash flows from operating activities:
Net loss	$(4,078,739)	$(8,342,819)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	405	2,025
Recognition of deferred equity based expense	24,662	740,770
Non-cash compensation expense	195,021	380,021
Accretion of debt discount on convertible debentures	188	188
Loss on derivative instruments	2,092,434	2,092,434

Changes in operating assets and liabilities:
Decrease (increase) in prepaid royalty	62,500	(62,500)
Amortization of deferred debt issuance costs	47,413	47,413
(Increase) in prepaid assets	(35,959)	(42,327)

(Decrease) increase in accounts payable and accrued expenses - related parties	(266,443)	701,324
Increase in accounts payable and accrued expenses - other	305,885	670,738
Note payable issued for expenses paid on behalf of the Company
and accrued interest, net of repayments	-	281,500

Net cash used in operating activities	(1,652,633)	(3,531,233)

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,696,558)	(2,044,666)

Net cash used in investing activities	(1,696,558)	(2,044,666)

Cash flows from financing activities:

Proceeds from convertible debentures	2,850,000	2,850,000
Payment of debt issuance costs	(285,000)	(285,000)
Proceeds received for common stock issued to founders	-	190
Proceeds received for common stock issued and to be issued	1,245,002	3,622,950

Net cash provided by financing activities	3,810,002	6,188,140

Net increase in cash	460,811	612,241

Cash, beginning of period	151,430	-

Cash, end of period	$612,241	$612,241

Non cash investing and financing activities:

Common stock issued for deferred equity based expenses, net	$-	$1,183,125

Deposit on land improvements utilized to acquire terminals	$340,000	$-

Common stock issued for subscriptions receivable	$-	$2,581

Common stock issued with the convertible debentures and included in deferred debt costs	$600,000	$600,000

Increase in derivative financial instrument liability with corresponsding increase in
discount on convertible debentures	$2,849,715	$2,849,715

The accompanying notes are an integral part of the condensed consolidated financial statements

NEWGEN TECHNOLOGIES, INC. (formerly Bongiovi Entertainment, Inc.)
AND SUBSIDIARIES (A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2006
(UNAUDITED)

(1) ORGANIZATION

Refuel America, Inc. (a development stage company), (“Refuel”) was incorporated on June 1, 2005 under the laws of the State of Delaware.  Refuel was formed for the purpose of developing and distributing innovative alternative fuels including biodiesel and ethanol.  Refuel’s offices are located in Charlotte, North Carolina. Its fiscal year end is December 31.

On July 29, 2005, Bongiovi Entertainment, Inc. (“Bongiovi"), a totally inactive reporting public shell corporation, consummated a Share Exchange Agreement (the "Agreement") with Refuel whereby all of the shareholders in Refuel had their shares converted into 28,135,033 shares of Bongiovi, or approximately 89% of the common stock of Bongiovi. As part of the reverse merger between Bongiovi and Refuel, warrants were issued to two shareholders to purchase 2,255,000 common shares. One warrant for 2,155,000 common shares has no expiration date and has an exercise price of $0.001 per share. The other warrant for 100,000 common shares is exercisable for a term of five years and has an exercise price of $5.00 per share. Under generally accepted accounting principles, a company whose stockholders receive over fifty percent of the stock of the surviving entity in a business combination is considered the acquirer for accounting purposes.

The transaction was accounted for as an acquisition of Bongiovi, the legal acquirer, and a recapitalization of Refuel, the accounting acquirer. The historical financial statements presented are a continuation of Refuel and not those of Bongiovi. Due to the effects of the reverse merger, the capital structure is different than those appearing in the historical financial statements of Bongiovi.

On August 10, 2005, to effect a name change, Bongiovi executed a merger and reorganization agreement with the sole shareholder of NewGen Technologies, Inc, a newly formed Nevada corporation. This transaction effectively changed the registrant’s name from Bongiovi Entertainment, Inc. to NewGen Technologies, Inc. (“NewGen”).

The Company has not generated any revenues since inception and the Company is in the process of raising additional capital and financing for future operations (See Note 13).

(2) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. They do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information refer to the December 31, 2005 consolidated financial statements of NewGen Technologies, Inc., included in the Company’s filing on Form 10-KSB on April 17, 2006.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of NewGen Technologies, Inc., its wholly-owned subsidiaries and all variable interest entities (VIE’s) (collectively, the “Company”) for which the Company is the primary beneficiary. All material intercompany accounts and transactions have been eliminated in consolidation.

Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN 46). In December 2003, the FASB modified FIN 46 to make certain technical corrections and address certain implementation issues that had arisen. FIN 46 (R) provides a new framework for identifying VIE’s and determining when a company should include the assets, liabilities, non-controlling interests and results of activities of a VIE in its consolidated financial statements.

NEWGEN TECHNOLOGIES, INC. (formerly Bongiovi Entertainment, Inc.)
AND SUBSIDIARIES (A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2006
(UNAUDITED)

In general, a VIE is a corporation, partnership, limited-liability corporation, trust or any other legal structure used to conduct activities or hold assets that either 1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support; 2) has a group of equity owners that are unable to make significant decisions about its accountabilities; or 3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. FIN 46 (R) requires a VIE to be consolidated if a party with an ownership, contractual or other financial interest in the VIE (a variable interest holder) is obligated to absorb a majority of the risk of loss from the VIE’s activities, is entitled to receive a majority of the VIE’s residual returns, or both. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary must record all of the VIE’s assets, liabilities and non-controlling interests at fair value and account for the VIE as if it were consolidated based on majority voting interest.

Joint Ventures

The Company intends to operate certain of its manufacturing and distribution business through various joint ventures. Upon the adoption of FIN 46 (R), the Company has consolidated all joint ventures that were determined to be VIE’s and where the Company is the primary beneficiary.

On September 2, 2005, the Company formed a joint venture, named Advanced Biotechnologies, LLC, with Advanced Biotechnologies, Inc. for the purpose of blending, processing, storing, distributing and selling biodiesel, biodiesel mixtures and biodiesel byproducts. The Company has a 50% voting interest and a 50% allocation share of Advanced Biotechnologies, LLC’s profits and losses. The Company is committed to fully fund the $200,000 of joint venture equity to be used for working capital. The Company has contributed capital of $305,650 for initial start up costs to Advanced Biotechnologies, LLC as of March 31, 2006. Although not required, an additional $36,900 was contributed for working capital subsequent to March 31, 2006. The Company has concluded that this joint venture is a VIE and accordingly has included this entity in its consolidated financial statements as of March 31, 2006 and for the period from June 1, 2005 (inception) to March 31, 2006.

On November 8, 2005, the Company formed a joint venture, named PowerSHIFT Biofuels of Iowa, LLC, with PowerSHIFT Energy Company, Inc., for the purpose of conducting the business of manufacturing, processing, storing, marketing, distributing, and selling biodiesel, biodiesel mixtures, and biodiesel byproducts. The Company has a 50% voting interest and a 50% allocation share of PowerSHIFT Biofuels of Iowa, LLC’s profits and losses. The Company is committed to fund up to $125,000 in initial start up costs. The Company has contributed capital of $150,000 for initial start up costs to PowerSHIFT Biofuels of Iowa, LLC as of March 31, 2006. Although not required, an additional $50,000 was contributed for working capital subsequent to March 31, 2006. The Company has concluded that this joint venture is a VIE and accordingly has included this entity in its consolidated financial statements as of March 31, 2006 and for the period from June 1, 2005 (inception) to March 31, 2006.

NEWGEN TECHNOLOGIES, INC. (formerly Bongiovi Entertainment, Inc.)
AND SUBSIDIARIES (A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2006
(UNAUDITED)

On November 8, 2005, the Company formed a joint venture, named PowerSHIFT Biofuels of Hawaii, LLC, with PowerSHIFT Energy Company Inc., for the purpose of conducting the business of manufacturing, processing, storing, marketing, distributing, and selling biodiesel, biodiesel mixtures, and biodiesel byproducts. The Company has a 50% voting interest and a 50% allocation share of PowerSHIFT Biofuels LLC’s profits and losses. The Company is committed to fund up to $125,000 in initial start up costs, however, as of March 31, 2006, there has been no activity in the joint venture. Therefore, the Company has not advanced any capital for initial start up costs to PowerSHIFT Biofuels of Hawaii, LLC. The Company has concluded that this joint venture is a VIE and accordingly has included this entity in its consolidated financial statements as of March 31, 2006 and for the period from June 1, 2005 (inception) to March 31, 2006.

On November 29, 2005, the Company signed an agreement with AG Global Partners, Ltd., that included several provisions that if agreed, would then lead to the formation of a joint venture named NewGen Fuel Technologies, Ltd., a company registered in the United Kingdom. The purpose of the joint venture was to be involved in all steps of the manufacture of biofuels through the supply and distribution of fuels to wholesale and retail networks in Europe, the Middle East, Southeastern Asia and Australia. The Company has a 50% voting interest and a 50% allocation share of NewGen Fuel Technologies, Ltd’s profits and losses. The Company is committed to fund up to $200,000 in working capital costs as a short-term loan. As of March 31, 2006, the Company has funded the start up costs in the amount of $235,939, however, the amount has been fully reserved since the joint venture has not been consummated.

On November 30, 2005, the Company formed a joint venture named Actanol BioEngineering, LLC, with Actanol Service, Ltd., a provider of alternative energy and biofuel plant solutions, to conduct the business of design, engineering, contracting, building, staffing and managing the feasibility and operational processes of various types of biofuel plants and agro-refineries. The Company has a 50% voting interest and a 50% allocation share of Actanol BioEngineering, LLC’s profits and losses. The Company is committed to fund up to $125,000 in initial start up costs. The Company has advanced $260,956 for initial start up costs to Actanol BioEngineering, LLC as of March 31, 2006. Although not required, additional funds will be contributed for working capital subsequent to March 31, 2006. The Company has concluded that this joint venture is a VIE and accordingly has included this entity in its consolidated financial statements as of March 31, 2006 and for the period from June 1, 2005 (inception) to March 31, 2006.

Cash

The Company maintains its cash balances in financial institutions. Balances in the institutions may at times exceed the Federal Deposit Insurance Corporation limits.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated over the estimated useful lives of the related assets. Office equipment is being depreciated using a straight line method with useful lives of five years. The terminals and terminal improvements will be placed in service after they have been refurbished. Once refurbished and operating, they will be depreciated using a straight line method with useful lives of twenty five years.

NEWGEN TECHNOLOGIES, INC. (formerly Bongiovi Entertainment, Inc.)
AND SUBSIDIARIES (A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2006
(UNAUDITED)

Loss per Share

Basic net income (loss) per common share for the three months ended March 31, 2006 and the period from June 1, 2005 (Inception) to March 31, 2006 is computed based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed based on the weighted average number of common shares and common stock equivalents outstanding during the period. The exercise of options to purchase 725,000 shares and warrants to purchase 3,520,000 common shares as of March 31, 2006, were not included in the computation of diluted loss per share since the assumed conversion and exercise would be anti-dilutive for all periods presented.

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

Fair Value of Financial Instruments

At March 31, 2006, the carrying value of the Company’s financial instruments, which include cash, accounts payable and accrued expenses for related parties and other, and notes payable, approximates their fair value due to the short-term maturity of those instruments.

Use of Estimates

In preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts in the financial statements and the accompanying notes. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make.

Estimates that are critical to the accompanying condensed consolidated financial statements include the identification and valuation of derivative instruments ,the amortization periods for debt issuance costs and the amortization of discounts on convertible securities arising from warrants, options and bifurcated derivative instruments, estimates that arise from the provisions for loss on advances to joint ventures, the valuation of deferred income tax assets and estimated depreciation for tangible assets. Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. Estimates and assumptions are revised periodically and the effects of revisions are reflected in the financial statements in the period they are determined to be necessary.

NEWGEN TECHNOLOGIES, INC. (formerly Bongiovi Entertainment, Inc.)
AND SUBSIDIARIES (A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2006
(UNAUDITED)

Derivative Financial Instruments

The Company reviews the terms of convertible debt instruments it issues to determine whether there are embedded derivative instruments, including the conversion option, that are required to be bifurcated and accounted for separately as a derivative financial instrument. In circumstances where the convertible debt instrument contains more than one embedded derivative instrument, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. Also, in connection with the sale of convertible debt and equity instruments, we may issue freestanding options or warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity.

When the risks and rewards of any embedded derivative instrument are not "clearly and closely" related to the risks and rewards of the host instrument, the embedded derivative instrument is generally required to be bifurcated and accounted for separately. If the convertible instrument is debt, or has debt-like characteristics, the risks and rewards associated with the embedded conversion option are not "clearly and closely" related to that debt host instrument. The conversion option has the risks and rewards associated with an equity instrument, not a debt instrument, because its value is related to the value of our common stock. Nonetheless, if the host instrument is considered to be "conventional convertible debt" (or "conventional convertible preferred stock"), bifurcation of the embedded conversion option is generally not required. However, if the instrument is not considered to be conventional convertible debt (or conventional convertible preferred stock), bifurcation of the embedded conversion option may be required in certain circumstances.

Certain instruments, including convertible debt and the freestanding options and warrants issued in connection with those convertible instruments are subject to registration rights agreements, which impose penalties for failure to register the underlying common stock by a defined date or failure to maintain an effective registration statement over the term of the debt instruments. If the convertible debt instruments are not considered to be "conventional", then the existence of the potential cash penalties under the related registration rights agreement requires that the embedded conversion option be accounted for as a derivative instrument liability. Similarly, the potential cash penalties under the related registration rights agreement may require us to account for the freestanding options and warrants as derivative financial instrument liabilities, rather than as equity. In addition, when the ability to physically or net-share settle the conversion option or the exercise of the freestanding options or warrants is deemed to be not within the control of the Company, the embedded conversion option or freestanding options or warrants may be required to be accounted for as a derivative financial instrument liability.

Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, we use the Black-Scholes option pricing model to value the derivative instruments.

If freestanding options or warrants were issued in connection with the issuance of convertible debt instruments and will be accounted for as derivative instrument liabilities (rather than as equity), the total proceeds received are first allocated to the fair value of those freestanding instruments. If the freestanding options or warrants are to be accounted for as equity instruments, the proceeds are allocated between the convertible debt instrument and those derivative equity instruments, based on their relative fair values. When the convertible debt or equity instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds allocated to the convertible host instruments are first allocated to the fair value of all the bifurcated derivative instruments. The remaining proceeds, if any, are then allocated to the convertible instruments themselves, usually resulting in those instruments being recorded at a discount from their face amount. To the extent that the fair values of the freestanding and/or bifurcated derivative instrument liabilities exceed the total proceeds received, an immediate charge to income is recognized, in order to initially record the derivative instrument liabilities at their fair value.

NEWGEN TECHNOLOGIES, INC. (formerly Bongiovi Entertainment, Inc.)
AND SUBSIDIARIES (A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2006
(UNAUDITED)

The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to income, using the effective interest method.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed periodically, including at the end of each reporting period. If re-classification is required, the fair value of the derivative instrument, as of the determination date, is re-classified. Any previous charges or credits to income for changes in the fair value of the derivative instrument are not reversed. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Stock-Based Compensation

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock−Based Compensation” (SFAS 123) previously provided companies with a choice to follow the provisions of SFAS 123 in determination of stock−based compensation expenses or to continue with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Under APB 25, if the exercise price of the stock options granted to employees equals or exceeds the market price of the underlying common stock on the date of grant, no compensation expense is recognized.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share−Based Payment” (SFAS No. 123(R)), which replaces SFAS No. 123 and superseded APB Opinion No. 25. SFAS No. 123(R) requires all share−based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual reporting period that begins after December 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition.

Prior to January 1, 2006, we accounted for our stock-based compensation under the recognition and measurement provisions of APB No. 25, and related Interpretations, as permitted by SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure”. No stock-based compensation cost was recognized in the Consolidated Statements of Operations during 2005 included in the period from June 1, 2005 (inception) to March 31, 2006 as all options granted under our option plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective transition method. As a result, the Company’s net loss before taxes for the three months ended March 31, 2006 is $46,894 higher than if it had continued to account for share−based compensation under Accounting Principles Board (“APB”) opinion No. 25.  As of March 31, 2006, the Company has $513,091 of unrecognized stock-based compensation cost related to non-vested stock-based compensation that is expected to be recognized over the next four years.

The provisions of SFAS 123R require that we make an estimate of our forfeiture rate and adjust the expense that we recognize to reflect the estimated number of options that will go unexercised. Due to our early stage of development as a newly focused company and our limited workforce of six employees as of March 31, 2006, including executive officers, we are challenged to develop an appropriate estimate of forfeitures. Based on these circumstances we have opted for a conservative position in that we are estimating forfeitures to be 0% at this time. We will continue to assess this position as our company develops and our workforce expands. When we feel that we have sufficient data on which to base an assumption we will adjust the expense recognized, if necessary.

NEWGEN TECHNOLOGIES, INC. (formerly Bongiovi Entertainment, Inc.)
AND SUBSIDIARIES (A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2006
(UNAUDITED)

On September 7, 2005, the Company adopted an incentive based Non-Qualified Stock Option Plan (“NQSO Plan”) with a vesting period of four (4) years from the grant date with an expiration period of ten (10) years after the last vesting date. Up to eight million shares or 15% of the float of Common stock will be provided for the NQSO Plan. The incentive awards will be based on performance, up to maximum levels, tiered as follows: Chairman/CEO 100%, next level 50% to 75%, and the next level 25% of their cash compensation.

In addition, a special one-time award was granted to certain individuals for their efforts contributed to the Company up to the date of the award. The amount of shares allocated for this award is 300,000. The options were granted as of September 9, 2005, and participants will be fully vested over a two-year timeframe with an expiration period of ten (10) years after the last vesting date. The option exercise price is $0.50 per share. The shares are to be equally split between certain officers. In January, 2006 one of the grantees resigned and forfeited his award, which amounted to 75,000 shares. Another award was granted to the chief financial officer on October 10, 2005, the date of employment, for the option to purchase 500,000 shares at $1.00 per share and vesting in accordance with the NQSO Plan.

We may also issue options or warrants to non-employees in connection with consulting or other services they provide.

The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

Risk free interest rate	3.94%
Volatility factor	185.50%
Term in years	5.0
Expected dividend yield	—

The weighted average fair value of options and warrants granted during 2005 is estimated to be $2.62 and $0.60 and the weighted average fair value of warrants granted during 2006 is estimated to be $1.50.

NEWGEN TECHNOLOGIES, INC. (formerly Bongiovi Entertainment, Inc.)
AND SUBSIDIARIES (A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2006
(UNAUDITED)

The Company has reserved shares of its authorized but un-issued common stock for the following:

	Stock Options		Warrants
		Weighted		Weighted
		Average Exercise Price		Average Exercise Price
	Shares	Per Share	Shares	Per Share	Total	Exercisable
Balance at 06/01/2005 (Inception):	—	—	—	—	—	—
Granted	800,000	$0.81	2,395,000	$0.30	3,195,000	2,395,000
Excercised	—		—		—
Expired	—		—		—
Forfeited	—		—	$0.30	—
Balance at 12/31/2005:	800,000	$0.81	2,395,000		3,195,000	2,395,000
Granted	—		1,125,000	$1.00	1,125,000	1,125,000
Excercised	—		—		—
Expired	—		—		—
Forfeited	(75,000)	(0.50)	—		(75,000)
Balance at 03/31/2006:	725,000	$0.84	3,520,000	$0.52	4,245,000	3,520,000

The following table summarizes information concerning options and warrants outstanding and excercisable at March 31, 2006:

			Options Outstanding		Options Exercisable
		Weighted	Number	Weighted	Number	Weighted
	Range of	Average	of	Average Exercise	of	Average Exercise
	Exercise Prices	Remaining Life	Options	Price Per Share	Options	Price Per Share
0.50	$0.50	11.33	225,000	$0.50	—	—
1.00	1.00	13.50	500,000	$1.00	—	—
0.50 - 1.00		12.69	725,000	$0.84	—	—

				Warrants Outstanding		Warrants Exercisable
		Weighted		Number	Weighted	Number	Weighted
	Range of	Average		of	Average Exercise	of	Average Exercise
	Exercise Prices	Remaining Life		Warrants	Price Per Share	Warrants	Price Per Share
0.001	$0.001	29.33	*	2,155,000	$0.001	2,155,000	$0.001
1.00	1.00	2.79		1,125,000	$1.00	1,125,000	$1.00
1.50	1.50	4.79		140,000	$1.50	140,000	$1.50
5.00	5.00	4.33		100,000	$5.00	100,000	$5.00
0.001 - 5.00		19.16		3,520,000	$0.52	3,520,000	$0.52

*	This warrant has an indefinite term, the Company has assigned a term of 30 years as reasonable estimate for reporting purposes

NEWGEN TECHNOLOGIES, INC. (formerly Bongiovi Entertainment, Inc.)
AND SUBSIDIARIES (A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2006
(UNAUDITED)

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” that establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 completely replaces Accounting Principles Bulletin (APB) Opinion 20 and SFAS 3, though it carries forward the guidance in those pronouncements, with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

(3) DEFERRED DEBT ISSUANCE COSTS

On January, 24, 2006 and March 14, 2006, in conjunction with the issuance of 10% convertible debentures (See Note 9), the Company paid debt issuance costs in the amount of $220,000 and $65,000, respectively, to the lender. In addition, the Company issued 300,000 shares of its common stock to the lender as part of the January 24, 2006 convertible debentures. These shares had a fair value of approximately $600,000 at the date of grant. These debt issuance costs have been deferred and are being amortized using the straight-line method over the term of the convertible debentures of three years. As of March 31, 2006, $837,587 remains deferred with a current portion of $295,619.

(4) PROPERTY, PLANT AND EQUIPMENT

On January 24, 2006, the Company closed on a contract of sale, as amended, pursuant to which the Company purchased three parcels of land along with fuel terminals located on such properties for a purchase price of $1,700,000 for all three parcels. The terminals, with a total storage capacity of over 10 million gallons, and an annual throughput capacity of more than 500 million gallons, will be used for the distribution and storage of alternative fuels, including biodiesel and ethanol blends, as well as traditional hydrocarbons. In February 2006, the Company began the process of assessing the refurbishment of these fuel terminals. Property, plant and equipment consisted of the following as of March 31, 2006:

Office equipment	$8,108
Terminal improvements	336,558
Terminals	1,700,000
2,044,666
Less accumulated depreciation	(2,025)
$2,042,641

(5) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

For the period from June 1, 2005 (inception) to March 31, 2006, various officers and directors of the Company agreed to defer a portion of their salaries payable until such time as adequate funds have been received by the Company. The amount deferred as of March 31, 2006 was $347,117, which is included in accounts payable and accrued expenses - related parties (See Note 12). Accounts payable and accrued expenses consisted of the following as of March 31, 2006:

	Related	Non-related
Accounts Payable	$64,537	$549,764
Accrued Expenses	636,787	120,974
Total	$701,324	$670,738

NEWGEN TECHNOLOGIES, INC. (formerly Bongiovi Entertainment, Inc.)
AND SUBSIDIARIES (A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2006
(UNAUDITED)

(6) NOTE PAYABLE

The Company’s wholly-owned subsidiary, Refuel, executed a promissory note on June 30, 2005 with a former Executive Director in the amount of $316,500 (See Note 7 and Note 12). As of March 31, 2006, the unsecured note had a remaining principal balance of $281,500 and accrued interest of $6,941, which is included in accounts payable and accrued expenses-related parties. The unsecured note bears interest at 10% per annum with an original due date of December 1, 2005, that was extended to January 15, 2006. The note has not been paid off and is currently in default. On May 24, 2006 the Company was served with a complaint filed against the Company (See Note 7), however there are no adverse covenants relating to this note payable.

(7) COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases approximately 500 square feet of office space under three non-cancelable operating leases. Two of these leases expire on May 30, 2006 and one expired on February 28, 2006 (which was automatically renewed for six months). Recurring monthly rents aggregate $5,699 per month. Rent expense for all operating leases for the period from June 1, 2005 (inception) through March 31, 2006 was $43,140. The leases are renewable every six months.

Commitments

The Company has entered into three separate five-year management services contracts (commencing on October 1, 2005, November 1, 2005 and April 1, 2006) for management of three fuel terminals (storage tanks, piping and racks for dispensing) for $8,333 per month each. From June 1, 2005 (Inception) to March 31, 2006, the Company has paid $91,667 in terminal management services.

On November 8, 2005, the Company formed a joint venture, named PowerSHIFT Biofuels of Hawaii, LLC, with PowerSHIFT Energy Company Inc., for the purpose of conducting the business of manufacturing, processing, storing, marketing, distributing, and selling biodiesel, biodiesel mixtures, and biodiesel byproducts. The Company is committed to fund up to $125,000 in initial start up costs. The Company has not advanced any capital for initial start up costs to PowerSHIFT Biofuels of Hawaii, LLC as of March 31, 2006.

In the first quarter 2006, the Company entered into various agreements with an engineering consultant and contractors for approximately $3,600,000 for refurbishment of its newly purchased fuel terminals located in Charlotte, NC, Spartanburg SC and Columbus GA, of which the Company has paid approximately, $740,000, as of March 31, 2006. The Company expects to enter into additional agreements with the engineering consultant and contractors to bring the terminals into proper working order. The Company anticipates an additional $5,000,000 to $6,000,000 will be required to complete the refurbishment of the terminals and anticipates the terminals will begin operations in the second half of 2006.

NEWGEN TECHNOLOGIES, INC. (formerly Bongiovi Entertainment, Inc.)
AND SUBSIDIARIES (A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2006
(UNAUDITED)

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

On May 24, 2006, the Company and its wholly-owned subsidiary, Refuel, were served with a complaint in an action entitled John King v. NewGen Technologies, Inc. and Refuel America, Inc. The action was filed in the US District Court for the Western District of North Carolina. Mr. King served as Chief Executive Officer of the Company from June 9, 2005 through September 9, 2005. Mr. King then served as Chief Executive Officer of the Company’s International Operations until January 15, 2006. Mr. King also served as a member of the Company’s Board of Directors from June 9, 2005 through January 16, 2006 when he was removed by a vote of the holders of a majority of the Company’s common stock. In the complaint, Mr. King alleges that he was party to an employment agreement with ICF Industries Ltd. with a term expiring on November 30, 2009, and that such agreement became the responsibility of the Company through assignment or succession. Mr. King claims he is entitled to receive all compensation due under the employment agreement, including $300,000 per year of the remaining term of the agreement, together with certain shares of the Company’s common stock and options to purchase common stock. Mr. King also claims that Refuel issued a promissory note to him for money loaned in the amount of $316,500 which was due an payable on December 1, 2005, of which only $35,000 has been paid to date (See Note 6).

The Company does not believe that Mr. King’s claims with respect to the employment agreement have any merit, as such agreement was with a party unrelated to the Company. Further, the Company believes it has meritorious defenses to the payment of any funds due pursuant to the promissory note, as well as affirmative claims against Mr. King for amounts in excess of the amounts claimed to be due to Mr. King under the promissory note. In addition, contrary to Mr. King’s claim, the due date of the note was extended to January 15, 2006. The Company intends to vigorously defend the action against Mr. King.

(8) INCOME TAXES

March 31, 2006
Taxes at U.S. federal statutory rate of 34%	$(1,694,645)
Valuation allowance	1,694,645
Tax expense (benefit)	$—

NEWGEN TECHNOLOGIES, INC. (formerly Bongiovi Entertainment, Inc.)
AND SUBSIDIARIES (A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2006
(UNAUDITED)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at March 31, 2006 are presented below:

March 31, 2006
Deferred income tax assets:
Net operating loss carryforwards	$1,694,645

Deferred income tax liabilities:	—
1,694,645
Valuation allowance	(1,694,645)
Net deferred tax assets	$—

As of March 31, 2006, the Company has a net operating loss carryforward for Federal income tax purposes in the amount of $4,984,250, which expires in 2025. The Company has recorded a valuation allowance of $1,694,645 as of March 31, 2006. The valuation allowance was recorded due to the doubt surrounding the Company’s ability to utilize the deferred tax asset.

(9) CONVERTIBLE DEBENTURES

On January 24, 2006, the Company consummated a securities purchase agreement (the “Purchase Agreement”) providing for the sale of its Convertible Debentures in the aggregate principal amount of $5,000,000, of which $2,200,000 was advanced immediately, $650,000 was advanced on March 14, 2006, and the remaining $2,150,000 shall be advanced two days before the Company’s Registration Statement on Form SB-2 is declared effective by the Securities & Exchange Commission. If the Registration Statement is not declared effective by May 11, 2006, the Company is required to pay the holder liquidated damages for each month that the Registration Statement has not been declared effective, as the case may be, either in cash or shares of the Company’s Common Stock, equal to 2% of the liquidated value of the Convertible Debentures. On June 1, 2006, the Company and the holder signed an amendment to the Registration Rights Agreement extending this date until June 15, 2006. The Convertible Debentures holders may convert, at any time, the principal amount outstanding into shares of Common Stock, at a conversion price per share equal to the lesser of (i) $1.00, or (ii) eighty percent (80%) of the lowest closing bid price for the Company’s Common Stock during the five trading days immediately preceding the conversion date, subject to adjustment.

On January 24, 2006, in connection with the sale of $2,200,000 of 10% Secured Convertible Debentures, the Company issued 300,000 shares of the Company’s Common Stock. Also, as part of the same transaction, the Company also issued a warrant for the purchase of 1,125,000 shares of the Company’s Common Stock at an exercise price of $1.00 per share. The agreement allows for the increase in shares to match $1,125,000 if the Company sells shares at a price below $1.00 per share. The warrant expires in three years.

NEWGEN TECHNOLOGIES, INC. (formerly Bongiovi Entertainment, Inc.)
AND SUBSIDIARIES (A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2006
(UNAUDITED)

Upon three business days advance written notice, the Company may redeem the Convertible Debentures, in whole or part, if the closing bid price of the Company’s Common Stock at the time of such written notice is less than $1.00. In the event the Company exercises its right of redemption within 90 days of the date of issuance of the Convertible Debentures, the redemption will be calculated at 107% and thereafter the redemption will be calculated at 110% of the Convertible Debentures face value.

The Company’s obligations under the Purchase Agreement are secured by substantially all of the Company’s assets. In addition, certain executive officers and directors of the Company have granted the holders a security interest in a portion of shares of the Company’s common stock held by such officers and directors.

The conversion price of the Convertible Debentures may also be adjusted in certain circumstances, such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution. Also, if we issue shares of common stock at a price below $1.00 per share, the fixed conversion price of the warrants will be reduced accordingly. As a result, the secured Convertible Debentures are not considered to be "conventional convertible debt, convertible into a fixed number of shares" as that term is used in EITF Issue 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company's Own Stock".

The Purchase Agreement includes a Registration Rights Agreement. This agreement requires us to pay a penalty of 2% per month of the principal amount of the outstanding Convertible Debentures if a registration statement registering the 300,000 commitment shares, 31,250,000 shares underlying the Convertible Debentures and 1,125,000 shares to be issued upon exercise of the warrants, is not declared effective by May 11, 2006. The penalty is payable in cash or common stock of the Company, at the option of the holders. On June 1, 2006, the Company and the holder signed an amendment to the Registration Rights Agreement extending this date until June 15, 2006.

The Company is not in compliance with our obligations to register the shares of the Company’s common stock held by or issuable the holder. However, the holder has waived, subject to certain conditions, through June 15, 2006, the imposition of all penalties under the Registration Rights Agreement and its right to accelerate payment of our obligations. The conditions to effectiveness of the waiver are: The Company will file its Form 10Q for the quarter ended March 31, 2006 no later than June 2, 2006. The Company will deliver to the Investor deeds of trusts, mortgages, title insurance policies, surveys and any other relevant information for the properties in North Carolina and Georgia that were acquired with the proceeds of the Convertible Debentures within three (3) business days of the date of this letter. The Company will execute and deliver to the Investor signed mortgages with the Investor as the mortgagee related to the three (3) properties that were acquired with the proceeds of the Convertible Debentures within seven (7) business days of the date of this letter.

The warrant for the purchase of 1,125,000 shares of common stock was valued using the Black-Scholes option pricing model. Because of the potential penalties we may have to pay under the Registration Rights Agreement, this warrant has been recorded as a derivative instrument liability rather than as equity. This derivative instrument liability was initially recorded at its fair value and it shall be adjusted to fair value (using the Black-Scholes option pricing model) at the end of each reporting period with any changes in the fair value charged or credited to income in the period of change.

NEWGEN TECHNOLOGIES, INC. (formerly Bongiovi Entertainment, Inc.)
AND SUBSIDIARIES (A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2006
(UNAUDITED)

Because the Convertible Debentures are not considered to be conventional convertible debt, the embedded conversion option of the Convertible Debentures is subject to the requirements of EITF Issue 00-19. Because of the potential penalties we may have to pay under the Registration Rights Agreement, together with the fact that the conversion price of the debt can be adjusted, we are required by EITF Issue 00-19 to bifurcate the embedded conversion option and account for it as a derivative instrument liability. This derivative instrument liability was initially recorded at its fair value and it shall be adjusted to fair value at the end of each reporting period with any changes in the fair value charged or credited to income in the period of change (See Note 10).

The proceeds received from the Convertible Debentures during the first quarter of 2006 were first allocated to the fair value of the freestanding warrant and then to the fair value of the bifurcated embedded derivative instruments included in the Convertible Debentures. Because the fair value of the warrants of $2,115,095 and the fair value of the bifurcated derivative instrument of $6,299,110 exceeded the proceeds received, the loan was initially recorded at $285 (a nominal value) and a charge to income of $5,564,490 was recognized to record the warrant and the bifurcated derivative instrument at their fair values. This discount, together with the stated interest on the Convertible Debentures, is being amortized using the effective interest method over the term of the Convertible Debentures.

At March 31, 2006, the following amounts were outstanding under the Convertible Debentures. See Note 11 for information on the derivative instrument liabilities related to the warrant issued and the bifurcated embedded derivative instruments related to the Convertible Debentures.

The Convertible Debentures bear interest at 10% and are due, along with accrued interest, three years from the date issued.

Face value	$2,850,000
Less: unamortized debt discount	(2,849,527)
Balance at March 31, 2006	473
Less: current portion	—
$473

Principal payments are as follows, for the fiscal years ending December 31:

2006	$—
2007	$—
2008	$—
2009	$2,850,000
Total	$2,850,000

NEWGEN TECHNOLOGIES, INC. (formerly Bongiovi Entertainment, Inc.)
AND SUBSIDIARIES (A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2006
(UNAUDITED)

(10) DERIVATIVE FINANCIAL INSTRUMENT LIABILITIES

We use the Black-Scholes option pricing model to value warrants, and the embedded conversion option components of any bifurcated embedded derivative instruments that are recorded as derivative liabilities. See Note 9 related to embedded derivative instruments that have been bifurcated from our Convertible Debentures.

In valuing the warrants and the embedded conversion option components of the bifurcated embedded derivative instruments, at the time they were issued and at March 31, 2006, we used the market price of our common stock on the date of valuation, an expected dividend yield of 0% and the remaining period to the expiration date of the warrants or repayment date of the convertible debt instrument. The warrant and conversion option can be exercised by the holder at any time.

The volatility factor used was approximately 194% and the risk-free rates of return used ranged from 4.33% to 4.83%, based on constant maturity rates published by the U.S. Federal Reserve, applicable to the remaining life of the warrants and debentures.

At March 31, 2006, the following derivative liabilities related to common stock warrant and embedded derivative instruments were outstanding:

			Exercise
			Price Per	Fair Market
	Expiration		Share as of	Value at
Issue Date	Date	Instrument	March 31, 2006	March 31, 2006

01/24/06	01/23/09	1,125,000 Warrants (Note 9)	$1.00	$875,747
Fair market value of freestanding derivative instrumment liabilities for warrants				875,747

			Exercise
			Price Per	Face	Fair Market
	Expiration		Share as of	Value at	Value at
Issue Date	Date	Instrument	March 31, 2006	Issuance	March 31, 2006

01/24/06	01/23/09	Convertible Debenture Tranch 1 (Note 9)	$0.72	$2,200,000	3,132,361
03/14/06	03/13/09	Convertible Debenture Tranch 2 (Note 9)	$0.72	$650,000	934,041
Fair market value of bifurcated embedded derivative instrument liabilities, as noted above					4,066,402
Total derivative fiancial instruments					$4,942,149

NEWGEN TECHNOLOGIES, INC. (formerly Bongiovi Entertainment, Inc.)
AND SUBSIDIARIES (A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2006
(UNAUDITED)

(11) STOCKHOLDERS’ DEFICIENCY

The total number of shares of all classes of stock which the Company is authorized to issue is 100,000,000 shares of common stock, par value $0.001 (“Common Stock”) and 10,000,000 shares of preferred stock, par value $0.001 (“Preferred Stock”). The Common Stock shall be identical and shall entitle each of the holders thereof to the same rights and privileges. When dividends (if any) are declared upon the Common Stock, whether payable in cash, in property or in shares of stock of the Company, the holders of Common Stock shall be entitled to share equally, share for share, in such dividends. Each holder of Common Stock shall be entitled to one vote per share.

In June 2005, the Company issued 27,711,000 shares of Common Stock to founders at $0.001 per share for total subscriptions receivable of $2,771, of which $190 has been received as of March 31, 2006. The Company also maintains $2,025 in its attorney’s escrow account of proceeds received from founders who overpaid their subscriptions.

In June 2005, the Company issued a total of 424,033 shares of Common Stock to various individuals in exchange for services rendered and expense reimbursement, at $0.50 per share for a total of $212,020.

On July 29, 2005, Bongiovi Entertainment, Inc. (“Bongiovi"), a totally inactive reporting public shell corporation, consummated a Share Exchange Agreement (the "Agreement") with Refuel whereby all of the shareholders in Refuel had their shares converted into 28,135,033 shares of Bongiovi, or approximately 89% of the common stock of Bongiovi. As part of the reverse merger between Bongiovi and Refuel, warrants were issued to two shareholders to purchase 2,255,000 common shares. One warrant for 2,155,000 common shares has no expiration date and has an exercise price of $0.001 per share. The other warrant for 100,000 common shares is exercisable for a term of five years and has an exercise price of $5.00 per share.

During August and September, 2005 the Company sold 4,225,500 shares of Common Stock to various individuals at $0.50 per share for cash proceeds of $2,087,750 and a subscription receivable of $25,000 which was received in December 2005.

On September 9, 2005, the Company issued to four employees options to purchase 300,000 shares at $0.50 per share, having an intrinsic value of $885,000, of which $626,875 remains deferred as of March 31, 2006 over a two year vesting period. The excess of the fair market value over the intrinsic value of $137,683 had been amortized on a pro forma basis per SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123”. However, with the adoption of SFAS 123 (R) “Share Based Payment” this amount is now being expensed. The additional amount expensed in 2006 was $17,211 and $97,523 remains deferred as of March 31, 2006.

On October 10, 2005, the Company issued to one employee options to purchase 500,000 shares at $1.00 per share having an intrinsic value of $600,000, of which $525,000 remains deferred as of March 31, 2006 over a four year vesting period. The excess of the fair market value over the intrinsic value of $474,937 had been amortized on a pro forma basis per SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123”. However, with the adoption of SFAS 123 (R) “Share Based Payment” this amount is now being expensed. The additional amount expensed in 2006 was $29,683 and $415,568 remains deferred as of March 31, 2006.

During November and December 2005, the Company issued a total of 1,094,000 shares of Common Stock to various individuals who exchanged services, future services and expense reimbursements at $0.50 per share totaling $547,000, of which $31,250 remains deferred as of March 31, 2006.

NEWGEN TECHNOLOGIES, INC. (formerly Bongiovi Entertainment, Inc.)
AND SUBSIDIARIES (A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2006
(UNAUDITED)

In December 2005, the Company agreed to issue a total of 13,000 shares of Common Stock to various individuals in exchange for services rendered and future services at $1.00 per share totaling $13,000. The subscription was received and these shares were issued during the quarter ended March 31, 2006.

In December 2005, the Company sold 1,070,200 shares of Common Stock to various individuals at $1.00 per share for cash proceeds of $265,200 and a subscription receivable of $805,000. At December 31, 2005 these shares were reflected as common stock to be issued and were subsequently issued during the quarter ended March 31, 2006. In conjunction with the sale of shares of Common Stock in December 2005, the Company agreed to issue a warrant having a fair value of $217,852 to purchase 140,000 shares of the Company’s Common Stock at an exercise of $1.50 per share. The warrant was issued on January 16, 2006 and expires in 5 years.

On January 14, 2006, the Company sold and issued 440,000 shares of Common Stock to various individuals and a mutual fund at $1.00 per share for cash proceeds of $440,000.

On January 24, 2006, the Company issued 300,000 common shares having a fair market value of $600,000 in conjunction with sale of its Convertible Debentures. (See Note 9)

(12) RELATED PARTY TRANSACTIONS

The Company’s wholly-owned subsidiary, Refuel, executed an unsecured promissory note on June 30, 2005 with a former Executive Director in the amount of $316,500 (See Note 6). As of March 31, 2006, the unsecured note had a remaining principal balance of $281,500 and accrued interest of $6,941, which is included in accounts payable and accrued expenses-related parties (See Note 5). The note bears interest at 10% per annum with an original due date of December 1, 2005, that was extended to January 15, 2006. The note has not been paid off and is currently in default. The Company was notified on May 24, 2006 of a lawsuit including this note payable filed against the Company (See Note 7), however there are no adverse covenants relating to this note payable.

Various officers and directors of the Company agreed to defer a portion of their salaries, payable, until such time as adequate funds have been received by the Company. The amount deferred as of March 31, 2006 was $347,177, which is included in accounts payable and accrued expenses - related parties (See Note 5).

On July 1, 2005, the Company entered into an assignment and royalty agreement with two directors and shareholders of the Company, whereby various Great Britain patent applications were assigned to the Company. According to the terms of the agreement, the Company was required to pay $250,000 at the inception of the agreement (paid July 1, 2005) and a continuing royalty fee of the greater of $250,000 or 0.1% of the aggregate products sold per year utilizing the assigned patents during the term of the royalty agreement (indefinite until cancelled by either the directors or the Company). As of March 31, 2006, $62,500 of the $250,000 inception payment remains prepaid and $187,500 has been amortized.

On September 14, 2005, the Company entered into a two-month management services agreement with Treasure Coast Capital Partners (“TCCP”), a company owned by a shareholder and officer of the Company. The agreement provided for the Company to pay $43,250 in fees, of which $30,000 has been paid. This agreement has not been renewed.

NEWGEN TECHNOLOGIES, INC. (formerly Bongiovi Entertainment, Inc.)
AND SUBSIDIARIES (A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2006
(UNAUDITED)

On November 1, 2005, the Company acquired all of the issued and outstanding equity of Advanced Fuel Chemistry, Inc., a company jointly owned by a member of the Company’s board of directors and president, for a purchase price of $1. At the date of acquisition, Advanced Fuel Chemistry, Inc. was an inactive company having no assets or liabilities.

The Company’s obligations in connection with the Convertible Debentures (See Notes 9 & 10) are secured by substantially all of the Company’s assets. In addition, the chairman has granted a security interest in 214,916 shares of the Company’s common stock that he owns, the president has granted a security interest in 5,000,000 shares of the Company’s common stock that he owns, the chief financial officer has granted a security interest in 115,000 shares of the Company’s common stock that he owns and a director has granted a security interest in 5,000,000 shares of the Company’s common stock that he owns.

(13) GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has a working capital deficiency of $640,875 and a stockholders’ deficiency of $2,998,888 as of March 31, 2006 and a net loss of $8,342,819 and a cash flow deficiency from operations of $3,531,233 for the period from June 1, 2005 (inception) to March 31, 2006. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s existence is dependent on management’s ability to develop profitable operations and resolve the Company’s liquidity problems. In order to improve the Company’s liquidity, management is actively pursuing additional equity and debt financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its efforts to raise additional financing.

(14) SUBSEQUENT EVENTS

On April 26, 2006, the Company entered into a short-term promissory note with a director in the amount of $420,000 at an interest rate of 10% for working capital purposes.

On May 3, 2006, the Company received a comment letter from the Securities & Exchange Commission regarding the Form SB-2 Registration Statement filed by the Company on February 10, 2006, which was withdrawn and re-filed on April 21, 2006, to register up to 47,675,838 shares of its Common Stock for resale by the selling shareholders. These shares include 20,124,588 shares of Common Stock issued to shareholders and 2,395,000 shares of common stock issuable upon the exercise of Common Stock purchase warrants. In addition, as required by the Purchase Agreement, we have registered 19,531,250 shares of Common Stock underlying Convertible Debentures based on a multiple of five times the Convertible Debentures adjusted for the share price being lesser than $1.00 and discounted by 20% of the market price, and 5,625,000 shares of Common Stock based on a multiple of five times the issuable Common Stock purchase warrant of 1,125,000 issued in conjunction with the Convertible Debentures noted above. These shares are being registered, but will not be issued unless the holder elects to convert the Convertible Debenture into shares of the Company’s common stock. The number of shares issued will depend on the conversion price, as defined above (see Note 9) at the time of the election to convert. As of March 31, 2006, the principal balance of $2,850,000 was convertible into approximately 4,000,000 shares of the Company’s common stock and the warrant to purchase 1,125,000 shares was exercisable for 1,125,000 shares of the Company’s common stock. The Company will receive no proceeds from the sale of these shares. Currently, the Company has responded to the Securities & Exchange Commission’s comment letter which requires the Form SB-2 filed on April 21 to be amended after addressing certain questions raised.

On May 17, 2006, the Company entered into a short-term promissory note with a director in the amount of $752,500 at an interest rate of 10% for working capital purposes.

Item 2. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

CORPORATE HISTORY

Refuel America, Inc. (a development stage company), (“Refuel”) was incorporated on June 1, 2005 under the laws of the state of Delaware.  Refuel was formed for the purpose of developing and distributing innovative alternative fuels including biodiesel and ethanol.  Refuel’s offices are located in Charlotte, North Carolina and its fiscal year end is December 31.

On July 29, 2005, Bongiovi Entertainment, Inc. (“Bongiovi"), a totally inactive reporting public shell corporation, consummated a Share Exchange Agreement (the "Agreement") with Refuel whereby all of the shareholders in Refuel had their shares converted into 28,135,033 shares of Bongiovi, or approximately 89% of the common stock of Bongiovi. As part of the reverse merger between Bongiovi and Refuel, warrants were issued to two shareholders to purchase 2,255,000 common shares. One warrant for 2,155,000 common shares has no expiration date and has an exercise price of $0.001 per share. The other warrant for 100,000 common shares is exercisable for a term of five years and has an exercise price of $5.00 per share. Under generally accepted accounting principles, a company whose stockholders receive over fifty percent of the stock of the surviving entity in a business combination is considered the acquirer for accounting purposes.

The transaction was accounted for as an acquisition of Bongiovi, the legal acquirer, and a recapitalization of Refuel, the accounting acquirer. The historical financial statements presented are a continuation of Refuel and not those of Bongiovi. Due to the effects of the reverse merger, the capital structure is different than those appearing in the historical financial statements of Bongiovi.

On August 10, 2005, to effect a name change, Bongiovi executed a merger and reorganization agreement with the sole shareholder of NewGen Technologies, Inc, a newly formed Nevada corporation. This transaction effectively changed the registrant’s name from Bongiovi Entertainment, Inc. to NewGen Technologies, Inc. (“NewGen” or “the Company”).

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

Since June 14, 2004, Bongiovi had no operating business and did not intend to develop its own operating business but instead was seeking to effect a merger with a corporation and undertake a merger for its own corporate purposes. This merger occurred on August 2, 2005, whereby Bongiovi became the legal acquirer and Refuel became the accounting acquirer. As such, the inception date of Newgen is June 1, 2005 which is the inception date of Refuel. Accordingly, the accompanying financial statements include only activity from June 1, 2005 (inception) to March 31, 2006.

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

Newgen and its wholly-owned subsidiary, Refuel is a fuel production and distribution company engaged in the development of fuel technology, including bio fuels and blends, which can increase an automobile’s miles per gallon while providing cleaner fuel emissions by changing the property of fuel to allow more complete combustion and decrease the dependency on foreign fuels.

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

Currently, we are in the process of working with a joint venture partner through our Refuel subsidiary to build and operate biodiesel plants in the Southeast. A facility that is planned to produce 60 million gallons annually will be based in Sandersville, Georgia. This joint venture serves as the initial step in our plans to manufacture, process, and distribute biofuels in the U.S. with the aim of substantially increasing a vehicle's operating efficiency while reducing the amount of carbon monoxide, particulates, and nitrous oxides produced. Current cash requirements are projected to be approximately $2,000,000 in general and administrative costs and approximately $60,000,000 in capital expenditures over the next twelve to fourteen months. Operations are planned to commence in the fourth quarter 2007.

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

On November 8, 2005, we announced that our wholly-owned subsidiary, Refuel America, Inc., and PowerSHIFT Energy Company, Inc., a provider of alternative energy solutions, entered into a Limited Liability Company Agreement for the formation of PowerSHIFT Biofuels of Hawaii, LLC and a Limited Liability Company Agreement for the formation of PowerSHIFT Biofuels of Iowa, LLC. These joint venture entities are equally owned by NewGen and PowerSHIFT Energy and were created to build biodiesel plants and power generation facilities in the United States. These entities have already identified several potential opportunities in California, Hawaii, and Iowa to provide biodiesel and complete green energy solutions for utilities, industry and transportation. The first of these projects could potentially be operational by the fourth quarter of 2007, and all identified plants combined would produce in excess of 140 million gallons of biodiesel. Current cash requirements are projected to be approximately $3,000,000 in general and administrative costs and approximately $140,000,000 in capital expenditures over the next twelve to fourteen months. Additional sites are currently being explored in the Midwest and Rocky Mountain states.

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

As of March 31, 2006, we had cash available to fund current operations for approximately two months. In April 2006, we received cash proceeds of $420,000 from the issuance of a short-term promissory note to a director. In addition, in May 2006, we received cash proceeds of $752,500 from the issuance of a short-term promissory note to a director. We will receive further gross proceeds of $2,150,000 from the 10% convertible debentures two business days before our registration statement filed on Form SB-2 is declared effective. We believe the foregoing financing will fund our current operations for the next 12 months. However, we will need funding for additional capital expenditures as noted above.

In connection with our currently planned capital projects, we will require approximately $200 million in additional financing for the construction of biodiesel production plants and power generation facilities. In addition, we will require other financing of approximately $8 million for the upgrade and refurbishment of our fuel distribution terminals. We are currently reviewing various proposals for traditional debt project financing in order to fund a majority of the costs of these projects. In addition, we may decide to seek additional private debt or equity financing in order to provide for any additional financing needs we may have.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Flows From Operations
As of March 31, 2006, we had a cash balance of $612,241 and for the period from June 1, 2005 (inception) to March 31, 2006 a negative cash flow from operations of $3,531,233. The primary funding of operations was received through issuance of common stock. We currently do not have sufficient cash reserves to meet all of our anticipated obligations for the next twelve months. As a result, we will require additional equity and debt funding in the near future. Accordingly, the consolidated financial statements as of March 31, 2006 have been prepared on a going concern basis.

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

Financing Through Equity
During August and September, 2005 the Company issued 3,333,491 shares to acquire Bongiovi, and sold 4,225,500 shares of common stock to various individuals at a value of $0.50 per share for cash proceeds of $2,112,750. In December 2005, another 1,070,200 shares were subscribed for by various individuals for cash proceeds of $265,200, and a subscription receivable of $805,000. The Company has subsequently collected all amounts due. The proceeds from these offerings were used for the repayment of a portion of an outstanding debt obligation, professional expenses, working capital and general corporate expenses. In addition, the Company issued to employees, 300,000 and 500,000 of options having an intrinsic value of $885,000 and $600,000, of which $627,000 and $525,000, respectively, have been deferred as of March 31, 2006. The Company also issued 300,000 shares in January 2006, discussed below in “Cornell Financing” and issued an additional 440,000 shares to various individuals at $1.00 per share for cash proceeds of $440,000 also in January, 2006.

Financing through Debt
Cornell Debenture
To obtain funding we entered into a Securities Purchase Agreement with Cornell Capital Partners LP (“Cornell”) on January 24, 2006 for the sale of $5,000,000 in secured convertible debentures and a warrant to purchase 1,125,000 shares of our common stock at $1.00 per share. Provided that the terms and conditions of the Securities Purchase Agreement are satisfied, Cornell Capital Partners LP is obligated to provide us with an aggregate of $5,000,000 as follows:

•	$2,200,000 was disbursed on January 24, 2006;
•	$650,000 was disbursed on March 14, 2006; and
•	$2,150,000 will be disbursed two business days before our registration statement filed on Form SB-2 is declared effective.

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

The warrants are exercisable until three years from the date of issuance and have an exercise price of $1.00 per share. The conversion price of the callable secured convertible debentures and the exercise price of the warrants will be reduced accordingly if the Company sells stock for less than $1.00, adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the selling stockholder’s position. The selling stockholders have contractually agreed to restrict their ability to convert or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. In addition, we have granted the investors registration rights and a security interest in substantially all of our assets and intellectual property.

Other Debt
The Company’s wholly-owned subsidiary, Refuel America, Inc., executed a promissory note on June 30, 2005 with a former executive director in the amount of $316,500. As of March 31, 2006, the principal balance is $281,500. The note bears interest at 10% per annum with an original due date of December 1, 2005, that was extended to January 15, 2006. The note has not been paid off and is currently in default. On May 24, 2006 the Company was served with a complaint filed against the Company (See Note 7), however there are no adverse covenants relating to this note payable.

On April 26, 2006, the Company entered into a short-term promissory note with director in the amount of $420,000 at an interest rate of 10% for working capital purposes.

On May 17, 2006, the Company entered into a short-term promissory note with a director in the amount of $752,500 at an interest rate of 10% for working capital purposes.

Investing
In conjunction with the convertible debentures noted above, also on January 24, 2006, the Company, closed on a contract of sale, as amended, pursuant to which the Company purchased three parcels of land, along with fuel terminals located on such properties for a purchase price of $1,700,000 for all three parcels. In February 2006, the Company began the process of assessing the refurbishment of these fuel terminals. Currently, the Company has engaged an experienced liquid bulk terminal storage engineering consulting and contracting firm to inspect, assess and clean the terminals. In addition, the same liquid bulk terminal storage engineering consulting and contracting firm has been engaged to manage the refurbishment and upgrading of various operating equipment and tanks to bring the terminals into proper operating condition and increase annual throughput capacity. Preliminary assessments of the total costs needed to complete the project are not yet available. However, ongoing discussions with the liquid bulk terminal storage engineering consultant and contractor have indicated an estimated total refurbishment and upgrade cost of approximately $9,000,000. As of May 18, 2006, the Company has spent approximately $740,000, including $336,558 spent through March 31, 2006. We will need to secure additional funding over and above the current cash on hand, the $2,150,000 remaining monies due from Cornell, and the proceeds received from the short-term notes issued to two of our directors in April and May, in a timely manner. Failure to do so could have a material adverse effect on our financial performance, balance sheet and stock price and require us to implement cost reduction initiatives and curtail operations. The Company is currently reviewing various proposals to fund this project.

The Company has entered into various agreements with an engineering consultant and contractors for approximately $3,600,00 for refurbishment of the fuel terminals, of which approximately $740,000 has been paid. We are not aware of any other material trend, event or capital commitment that which would potentially adversely affect liquidity.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154 “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” that establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 completely replaces Accounting Principles Bulletin (“APB”) Opinion 20 and SFAS 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2006
Operating Expenses
Operating expenses primarily consisted of the following:
•	Compensation expense of approximately $704,000, of which approximately $210,000 related to stock option grants
•	Professional fees of approximately $605,000, which consisted of the following:
o	Legal and accounting fees of approximately $314,000
o	Fuel terminal management/consulting fees of approximately $64,000
o	Other professional and consulting fees of approximately $227,000
•	Travel expenses were approximately $222,000
•	Royalty expense of $62,500 relating to the assignment to the Company of the Great Britain patent applications from related parties
•	Investor relations were approximately $88,000
•	Provision for loss on advances to joint ventures, approximated $127,000
•	Other general and administrative expenses of approximately $122,000

Derivative Instrument Expense
Derivative instrument expense of $2,092,434 represents the net unrealized (non-cash) change in the fair value of our derivative instrument liabilities related to certain warrants and embedded derivatives in our convertible debt instruments that have been bifurcated and accounted for separately.

Interest Expense
We incurred interest expense of $7,130 on our note payable of $281,500 and our Convertible Debentures of $2,850,000.

Amortization of Debt Issuance Costs
Debt issuance costs of approximately $885,000 incurred in connection with the sale of our Convertible debentures are being amortized over the life of the debentures, which is three years, on the straight-line basis. Amortization expense amounted to $47,413.

Bank Fees and Escrow Fees
We incurred $553 of bank and escrow fees during the period.

For the Period From June 1, 2005 (inception) to March 31, 2006
Operating Expenses
Operating expenses primarily consisted of the following:
•	Compensation expense of approximately $2,358,000, of which approximately $1,066,000 related to stock option grants
•	Professional fees of approximately $1,972,000, which consisted of the following:
o	Consulting fees prior to inception of approximately $520,000, including $200,000 for a Bongiovi consultant
o	Legal and accounting fees of approximately $783,000
o	Recruiting fees of $154,000
o	Fuel terminal management/consulting fees of approximately $106,000
o	Other professional and consulting fees of approximately $409,000
•	Travel expenses were approximately $676,000
•	Marketing studies of approximately $241,000
•	Royalty expense of $187,500 relating to the assignment to the Company of the Great Britain patent applications from related parties
•	Investor relations were approximately $207,000
•	Provision for loss on advances to joint ventures, approximated $236,000
•	Other general and administrative expenses of approximately $285,000

Derivative Instrument Expense
Derivative instrument expense of $2,092,434 represents the net unrealized (non-cash) change in the fair value of our derivative instrument liabilities related to certain warrants and embedded derivatives in our convertible debt instruments that have been bifurcated and accounted for separately.

Interest Expense
We incurred interest expense of $34,362 on our note payable of $281,500 and our Convertible Debentures of $2,850,000.

Amortization of Debt Issuance Costs
Debt issuance costs of approximately $885,000 incurred in connection with the sale of our Convertible debentures are being amortized over the life of the debentures, which is three years, on the straight-line basis. Amortization expense amounted to $47,413.

Bank Fees and Escrow Fees
We incurred $6,516 of bank and escrow fees during the period.

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

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported. Please see the discussion of critical accounting policies and estimates in the Company’s Annual Report on Form 10-KSB for the period June 1, 2005 (inception) to December 31, 2005.

Derivative Instruments

In connection with the sale of debt instruments, we may issue options or warrants to purchase our common stock. In certain circumstances, these options or warrants may be classified as derivative liabilities, rather than as equity. Additionally, the debt instruments may contain embedded derivative instruments, such as conversion options, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument liability.

The identification of, and accounting for, derivative instruments is complex. Our derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income, in the period in which the changes occur. For options, warrants and bifurcated conversion options that are accounted for as derivative instrument liabilities, we determine the fair value of these instruments using the Black-Scholes option pricing model. That model requires assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price over the life of the option. The identification of, and accounting for, derivative instruments and the assumptions used to value them can significantly affect our financial statements.

Item 3. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our management evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective.

During the evaluation it was determined that our accounting resources were not adequate to ensure sufficient time for our accounting staff to (i) perform a review of the consolidation and supporting financial statement disclosure schedules independent of the preparer, (ii) adequately prepare for our quarterly reviews and (iii) research all applicable accounting pronouncements as they relate to our financial statements and underlying disclosures. Inadequate levels of accounting personnel have also impaired our ability to timely file our periodic reports without extension.

Due to this weakness, in preparing our financial statements for the quarter ended March 31, 2006, we performed additional analysis and other post closing procedures to ensure that such financial statements were stated fairly in all material respects in accordance with U.S. generally accepted accounting principles.
CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. There were no changes in internal controls over financial reporting identified in connection with the evaluation of our internal controls that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Given the identification of the factors described above, we have recently hired and will consider the need to hire additional experienced personnel to our staff so that we may provide the requisite resources to timely and accurately prepare our financial statements and to perform a review of the consolidation and supporting financial statement disclosure schedules. We are also providing additional training to our financial personnel in the use of our accounting system.

During the period prior to the filing of this report, but after the completion of the period reported upon, it was determined that an officer, director and principal stockholder (“the Officer”) of NewGen sold 1,638,841 restricted shares of NewGen common stock to 37 purchasers for an aggregate of $640,365. The Officer loaned $420,000 of the proceeds of such sales to NewGen. The sale of such shares may have been made in violation of the Securities Act of 1933 as it was not registered thereunder. The Officer has indicated that he intends to offer rescission to the purchasers of the securities which he sold. The transfer of the Officer’s securities was completed based upon correspondence between the Officer’s representative and NewGen’s transfer agent, without the participation of NewGen. In order to ensure that such transactions cannot occur in the future, NewGen has now instituted a procedure where any officer or director of NewGen intending to sell or otherwise transfer stock of NewGen shall first contact NewGen’s Chief Financial Officer with the details of any proposed transaction. If required, the Chief Financial Officer shall then contact legal counsel to determine if such transaction can be consummated as proposed. The transfer agent will be directed not to make any transfers of unregistered shares of NewGen stock without an opinion of counsel.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On May 24, 2006, the Company and its wholly-owned subsidiary, Refuel, were served with a complaint in an action entitled John King v. NewGen Technologies, Inc. and Refuel America, Inc. The action was filed in the US District Court for the Western District of North Carolina. Mr. King served as Chief Executive Officer of the Company from June 9, 2005 through September 9, 2005. Mr. King then served as Chief Executive Officer of the Company’s International Operations until January 15, 2006. Mr. King also served as a member of the Company’s Board of Directors from June 9, 2005 through January 16, 2006 when he was removed by a vote of the holders of a majority of the Company’s common stock. In the complaint, Mr. King alleges that he was party to an employment agreement with ICF Industries Ltd. with a term expiring on November 30, 2009, and that such agreement became the responsibility of the Company through assignment or succession. Mr. King claims he is entitled to receive all compensation due under the employment agreement, including $300,000 per year of the remaining term of the agreement, together with certain shares of the Company’s common stock and options to purchase common stock. Mr. King also claims that Refuel issued a promissory note to him for money loaned in the amount of $316,500 which was due an payable on December 1, 2005, of which only $35,000 has been paid to date.

The Company does not believe that Mr. King’s claims with respect to the employment agreement have any merit, as such agreement was with a party unrelated to the Company. Further, the Company believes it has meritorious defenses to the payment of any funds due pursuant to the promissory note, as well as affirmative claims against Mr. King for amounts in excess of the amounts claimed to be due to Mr. King under the promissory note. In addition, contrary to Mr. King’s claim, the due date of the note was extended to January 15, 2006. The Company intends to vigorously defend the action against Mr. King.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 14, 2006 the Company sold 440,000 shares of the Company’s Common Stock to various individuals and a mutual fund at $1.00 per share for cash proceeds of $440,000.

All other sales have been reported on Form 8-K.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

On January 24, 2006, the Company consummated a securities purchase agreement (the “Purchase Agreement”) providing for the sale of its Convertible Debentures in the aggregate principal amount of $5,000,000, of which $2,200,000 was advanced immediately, $650,000 was advanced on March 14, 2006, and the remaining $2,150,000 shall be advanced two days before the Company’s Registration Statement on Form SB-2 is declared effective by the Securities & Exchange Commission. If the Registration Statement is not declared effective by May 11, 2006, the Company is required to pay the holder liquidated damages for each month that the Registration Statement has not been declared effective, as the case may be, either in cash or shares of the Company’s Common Stock, equal to 2% of the liquidated value of the Convertible Debentures. On June 1, 2006, the Company and the holder signed an amendment to the Registration Rights Agreement extending this date until June 15, 2006. The Convertible Debentures holders may convert, at any time, the principal amount outstanding into shares of Common Stock, at a conversion price per share equal to the lesser of (i) $1.00, or (ii) eighty percent (80%) of the lowest closing bid price for the Company’s Common Stock during the five trading days immediately preceding the conversion date, subject to adjustment.

We are not in compliance with our obligations to register the shares of the Company’s common stock held by or issuable the holder. However, the holder has waived, subject to certain conditions, through June 15, 2006, the imposition of all penalties under the Registration Rights Agreement and its right to accelerate payment of our obligations. The conditions to effectiveness of the waiver are: The Company will file its Form 10-QSB for the quarter ended March 31, 2006 no later than June 5, 2006. The Company will deliver to the Investor deeds of trusts, mortgages, title insurance policies, surveys and any other relevant information for the properties in North Carolina and Georgia that were acquired with the proceeds of the Convertible Debentures within three (3) business days of the date of this letter. The Company will execute and deliver to the Investor signed mortgages with the Investor as the mortgagee related to the three (3) properties that were acquired with the proceeds of the Convertible Debentures within seven (7) business days of the date of this letter.

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

NEWGEN TECHNOLOGIES, INC. (Formerly Bongiovi Entertainment, Inc.)

Date: June 5, 2006	By:	/s/ S. BRUCE WUNNER

Name: Bruce Wunner Title: Chief Executive Officer

By:	/s/ SCOTT A. DEININGER

Name: Scott Deininger Title: Chief Financial Officer