Form 10KSB/A
period 2005-12-31
NewGen Technologies, Inc
filed 2006-06-14
CIK 833837

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/ A

                                (AMENDMENT NO. 2)

      [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the period June 1, 2005 (Inception) to December 31, 2005

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 033-22264

                            NEWGEN TECHNOLOGIES, INC.
                          (A development stage company)
                 (Name of small business issuer in its charter)


                 Nevada                             33-0840184
                 ------                             ----------
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

As of June 12, 2006 the number of shares outstanding of the Issuer's common stock was 38,611,224.

As of June 12, 2006 the aggregate number of shares held by non-affiliates was approximately 14,477,195.

As of June 12, 2006 the aggregate market value of the Issuer's common stock held by non-affiliates was $6,369,965.80, based on the average high and low price of $0.44 per share as of June 13, 2006. DOCUMENTS INCORPORATED BY REFERENCE None

                            NEWGEN TECHNOLOGIES, INC.
                     (FORMERLY BONGIOVI ENTERTAINMENT, INC.)
                          (A development stage company)
                                 FORM 10-KSB/ A
                                (Amendment No. 2)

                                EXPLANATORY NOTE

This amendment No. 2 on Form 10-KSB/ A (this "Form 10-KSB/ A) amends our Annual Report on Form 10-KSB for the period from June 1, 2005 (Inception) to December 31, 2005, as initially filed with the Securities and Exchange Commission (the "SEC") on April 17, 2006 and amendment No.1 filed on May 31, 2006. The amendment is being filed to reflect comments from a review of our filing made by the Securities & Exchange Commission Division of Corporation Finance in conjunction our Form SB-2 registration statement as filed on April 21, 2006. The following changes have been made:
      o Exhibits 31.1 and 31.2 have been revised to conform exactly to the wording required by Regulation S-B Item 601 (B) (31). Paragraph 5(a) now reads as follows:

            "All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and"

This form 10-KSB/A No. 2 does not reflect events occurring after the filing of the Form 10-KSB on April 17, 2006 or modify or update these disclosures, including exhibits on the Form 10-KSB affected by subsequent events. Information not affected by the adjustments noted above is unchanged and reflects the disclosures made at the time of the original filing of Form 10-KSB on April 17, 2006.

Accordingly, this Form 10-KSB/ A No. 2 should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-KSB, including any amendments to those filings.

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

                                        NEWGEN TECHNOLOGIES, INC.

                                        By:  /s/  S. Bruce Wunner
                                             --------------------------
                                             S. Bruce Wunner
                                             Chief Executive Officer (Principal
                                             Executive Officer)

                                        By:  /s/ Scott A. Deininger
                                             --------------------------
                                             Scott A. Deininger
                                             Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      SIGNATURE                          TITLE                         DATE
----------------------   ------------------------------------     --------------

/s/ Noel M. Corcoran     Chairman                                 June 14, 2006
----------------------
Noel M. Corcoran

/s/ S. Bruce Wunner      Chief Executive Officer and              June 14, 2006
----------------------   Vice Chairman
S. Bruce Wunner

/s/ Ian Williamson       President and Director                   June 14, 2006
----------------------
Ian Williamson

/s/ Scott A. Deininger   Chief Financial Officer and Director     June 14, 2006
----------------------
Scott Deininger

/s/ Michael D'Onofrio    Senior Vice President of Business        June 14, 2006
----------------------   Development and Director
Michael D'Onofrio

/s/ Cliff Hazel          Director                                 June 14, 2006
----------------------
Cliff Hazel