Form 10QSB/A
period 2006-03-31
NewGen Technologies, Inc
filed 2006-08-14
CIK 833837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
(Amendment No. 1)

☒ Quarterly report filed under Section 13 or 15 (d) of the Securities
Exchange Act of 1934 For the Quarterly Period Ended March 31, 2006
or

☐ Transitional report filed under Section 13 or 15 (d) of the
Exchange Act.

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of June 5, 2006, there were 38,611,224 shares of Common Stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):

Yes ☐    No ☒

NEWGEN TECHNOLOGIES, INC.
(Formerly Bongiovi Entertainment, Inc.)
(A development stage company)
FORM 10-QSB/ A
(Amendment No. 1)

EXPLANATORY NOTE

This amendment No. 1 on Form 10-QSB/ A (this “Form 10-QSB/ A No. 1”) amends our Quarterly Report on Form 10-QSB for the first quarter ended March 31, 2006, as initially filed with the Securities and Exchange Commission (the “SEC”) on June 5, 2006. The amendment is being filed to reflect comments from a review of our filing made by the Securities & Exchange Commission Division of Corporation Finance in conjunction with our Form SB-2 Amendment No. 1 registration statement as filed on June 13, 2006. The following changes have been made:
•
Embedded Derivatives have been revised to reflect a more comprehensive modeling tool for valuation and the identification of other derivative instruments. The related accounting and disclosures of these derivatives have been updated in the principal financial statements, basis of presentation and summary of significant accounting policies disclosures, the convertible debentures disclosures, the derivative disclosures and the related discussions in the liquidity and capital resources section,

•	Loss per share, has been revised to address the impact of our convertible debentures (principal and interest) which are convertible into common shares of 4,016,612.
•
Fair value of financial instruments, has been revised to disclose the estimated fair value of our convertible debentures as of March 31, 2006 based on future discounted cash flows and the estimated market value upon conversion into shares of our common stock.

•	Liquidity and capital resources regarding the Cornell debt has been revised to address the significant terms of this debt. In particular, the following items were addressed:
•	When the debt can be converted
•	How many warrants were issued in connection with the debt
•	The liquidating damage provision
•	The nature and valuation of the derivative financial instrument liability and its impact on our current and future financial position and results of operations.
•	Item 6, exhibits have been amended to include or incorporate by reference all the exhibits required by the exhibit table of Regulation S-B 601 (a)
•	Exhibits 31.1 and 31.2 have been revised to conform exactly to the wording required by Regulation S-B Item 601 (B) (31). Paragraph 5(a) now reads as follows:

“All significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and”

This form 10-QSB/A No. 1 does not reflect events occurring after the filing of the Form 10-QSB on June 5, 2006 or modify or update these disclosures, including exhibits on the Form 10-QSB affected by subsequent events. Information not affected by the adjustments noted above is unchanged and reflects the disclosures made at the time of the original filing of Form 10-QSB on June 5, 2006.

Accordingly, this Form 10-QSB/ A No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-QSB, including any amendments to those filings.

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

NEWGEN TECHNOLOGIES, INC.
(Formerly Bongiovi Entertainment, Inc.) and Subsidiaries
(A development stage company)
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

ASSETS
March 31,
2006
CURRENT ASSETS
Cash	$612,241
Prepaid royalty	62,500
Prepaid assets	42,327
Deferred debt issuance costs	245,563

Total Current Assets	962,631

Long term deferred debt issuance costs	453,758
Property, plant and equipment, net of accumulated depreciation of $2,025	2,042,641
Total Other Assets	2,496,399

TOTAL ASSETS	$3,459,030

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses - related parties	$701,324
Accounts payable and accrued expenses - non-related	670,738
Note payable	281,500

Total Current Liabilities	1,653,562

LONG TERM LIABILITIES
Convertible debentures, net of unamortized discount of $2,849,527	473
Derivative financial instrument liability	3,319,200
Total Long Term Liabilities	3,319,673

TOTAL LIABILITIES	4,973,235

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, none issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares authorized,
38,611,224 shares issued and outstanding	38,611
Additional paid-in capital	6,344,626
Common stock subscriptions receivable	(2,581)
Deferred equity-based expenses	(1,183,125)
Deficit accumulated during development stage	(6,711,736)
TOTAL STOCKHOLDERS' DEFICIENCY	(1,514,205)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$3,459,030

The accompanying notes are an integral part of the condensed consolidated financial statements

NEWGEN TECHNOLOGIES, INC.
(Formerly Bongiovi Entertainment, Inc.) and Subsidiaries
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

		For the Period
	For the Three	From June 1, 2005
	Months Ended	(Inception) to
	March 31, 2006	March 31, 2006

Revenues	$—	$—

Compensation	704,215	2,357,575
Professional services	605,391	1,972,496
Travel	221,837	675,545
Marketing	105	241,447
Royalty	62,500	187,500
Investor relations	88,160	206,864
Provision for loss on advances to joint ventures	127,383	235,940
General and administrative expenses	121,618	284,727
Loss from operations	(1,931,209)	(6,162,094)

Other (expenses)
Derivative instrument (expense)	(469,485)	(469,485)
Interest	(7,130)	(34,362)
Amortization of deferred debt issuance costs	(39,279)	(39,279)
Bank fees and escrow fees	(553)	(6,516)
Total other (expenses)	(516,447)	(549,642)

Loss before provision for income taxes	(2,447,656)	(6,711,736)

Provision for income taxes	—	—
Net loss	$(2,447,656)	(6,711,736)

Loss per share - basic and diluted	$(0.07)	(0.19)

Weighted average number of common
shares outstanding - basic and diluted	3,128,915	3,128,915

The accompanying notes are an integral part of the condensed consolidated financial statements

NEWGEN TECHNOLOGIES, INC.
(Formerly Bongiovi Entertainment, Inc.) and Subsidiaries
(A development stage company)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE PERIOD FROM JUNE 1, 2005 (INCEPTION) TO MARCH 31, 2006
(UNAUDITED)

					Common	Deferred	Deficit Accumulated
	Common Stock		Additional Paid-In	Common Stock to	Stock Subscriptions	Equity Based	During Development
	Shares	Amount	Capital	be issued	Receivable	Expenses	Stage	Total
Balance at June 1, 2005	—	$—	$—	$—	$—	$—	$—	$—

Issuance of shares of common stock	27,711,000	27,711	(24,940)	—	(2,581)	—	—	190
to founders in exchange for
subscriptions receivable
Issuance of shares of common stock	424,033	424	211,596	—	—	—	—	212,020
in exchange for services and
expense reimbursement
Transfer of shares of common stock	3,333,491	3,333	(3,333)	—	—	—	—	—
in a share exchange agreement
Common stock to be issued	—	—	—	2,112,750	(25,000)	—	—	2,087,750
for cash (4,225,500 shares)
Common stock to be issued	—	—	—	547,000	—	(122,641)	—	424,359
for services and expense
reimbursement (1,094,000 shares)
Non-cash compensation expense for	—	—	885,000	—	—	(737,500)	—	147,500
for options granted in September
Issuance of shares of common stock	4,225,500	4,226	2,108,524	(2,112,750)	25,000	—	—	25,000
Non-cash compensation expense	—	—	600,000	—	—	(562,500)	—	37,500
for options granted in October
Issuance of shares of common stock	1,094,000	1,094	545,906	(547,000)	—	70,727	—	70,727
Common stock to be issued	—	—	—	13,000	—	(4,000)	—	9,000
for services and expense
reimbursement (13,000 shares)
Common stock to be issued	—	—	—	265,200	—	—	—	265,200
for cash (265,200 shares)
Common stock and warrant to be issued	—	—	—	805,000	(805,000)	—	—	—
in exchange for subscriptoins
receivable (805,000 shares)
Net loss	—	—	—	—	—	—	(4,264,080)	(4,264,080)
Balance at December 31, 2005	36,788,024	36,788	4,322,753	1,083,200	(807,581)	(1,355,914)	(4,264,080)	(984,834)

Issuance of shares of common stock	1,523,200	1,523	1,521,679	(1,083,200)	805,000	—	—	1,245,002
Amortization of compensation expense	—	—	46,894	—	—	172,789	—	219,683
and services
Issuance of shares of common stock	300,000	300	453,300	—	—	—	—	453,600
in conjunction with issuance of
convertible debentures
Net loss	—	—	—	—	—	—	(2,447,656)	(2,447,656)
Balance at March 31, 2006	38,611,224	$38,611	$6,344,626	$—	$(2,581)	$(1,183,125)	$(6,711,736)	$(1,514,205)

The accompanying notes are an integral part of the condensed consolidated financial statements

NEWGEN TECHNOLOGIES, INC.
(Formerly Bongiovi Entertainment, Inc.) and Subsidiaries
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

		For the Period
	For the Three	From June 1, 2005
	Months Ended	(Inception) to
	March 31, 2006	March 31, 2006
Cash flows from operating activities:
Net loss	$(2,447,656)	$(6,711,736)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	405	2,025
Recognition of deferred equity based expense	24,662	740,770
Non-cash compensation expense	195,021	380,021
Accretion of debt discount on convertible debentures	188	188
Loss on derivative instruments	4692485	469,485

Changes in operating assets and liabilities:
Decrease (increase) in prepaid royalty	62,500	(62,500)
Amortization of deferred debt issuance costs	39,279	39,279
(Increase) in prepaid assets	(35,959)	(42,327)

(Decrease) increase in accounts payable and accrued expenses - related parties	(266,443)	701,324
Increase in accounts payable and accrued expenses - other	305,885	670,738
Note payable issued for expenses paid on behalf of the Company
and accrued interest, net of repayments	-	281,500

Net cash used in operating activities	(1,652,633)	(3,531,233)

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,696,558)	(2,044,666)

Net cash used in investing activities	(1,696,558)	(2,044,666)

Cash flows from financing activities:

Proceeds from convertible debentures	2,850,000	2,850,000
Payment of debt issuance costs	(285,000)	(285,000)
Proceeds received for common stock issued to founders	-	190
Proceeds received for common stock issued and to be issued	1,245,002	3,622,950

Net cash provided by financing activities	3,810,002	6,188,140

Net increase in cash	460,811	612,241

Cash, beginning of period	151,430	-

Cash, end of period	$612,241	$612,241

Non cash investing and financing activities:

Common stock issued for deferred equity based expenses, net	$-	$1,183,125

Deposit on land improvements utilized to acquire terminals	$340,000	$-

Common stock issued for subscriptions receivable	$-	$2,581

Common stock issued with the convertible debentures and included in deferred debt costs	$453,600	$453,600

Increase in derivative financial instrument and warrant liability	$3,128,915	$3,128,915

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

NEWGEN TECHNOLOGIES, INC. (formerly Bongiovi Entertainment, Inc.)
AND SUBSIDIARIES (A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2006
(UNAUDITED)

Loss per Share

Basic net income (loss) per common share for the three months ended March 31, 2006 and the period from June 1, 2005 (Inception) to March 31, 2006 is computed based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed based on the weighted average number of common shares and common stock equivalents outstanding during the period. The exercise of options to purchase 725,000 shares and warrants to purchase 3,520,000 common shares; and debt (principal and interest) convertible into common shares of 4,016,612 as of March 31, 2006, were not included in the computation of diluted loss per share since the assumed conversion and exercise would be anti-dilutive for all periods presented.

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

The Company has estimated the fair value of its convertible debentures, excluding the value of any conversion, call or put rights , using a discounted future cash flow analysis. The Company utilized a discount rate commensurate with other entities with similar credit and business risks, in this analysis. The carrying amount and estimated fair value is as follows:

	March 31, 2006
	Carrying Amount	Estimated Fair Value
Convertible debentures	$473	$1,342,900
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

NEWGEN TECHNOLOGIES, INC. (formerly Bongiovi Entertainment, Inc.)
AND SUBSIDIARIES (A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2006
(UNAUDITED)

Derivative Financial Instruments

We review the terms of convertible debt instruments we issue to determine whether there are embedded derivative instruments, including but not limited to, the conversion option, our ability to pre-pay (call option) the debt, and the investor’s ability to demand early repayment (put option) in a default situation, that may be required to be bifurcated and accounted for separately as a derivative financial instrument. In circumstances where the convertible debt instrument contains more than one embedded derivative instrument, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. Also, in connection with the sale of convertible debt and equity instruments, we may issue freestanding options or warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity.

When the risks and rewards of any embedded derivative instrument are not "clearly and closely" related to the risks and rewards of the host instrument, the embedded derivative instrument is generally required to be bifurcated and accounted for separately. If the convertible instrument is debt, or has debt-like characteristics, the risks and rewards associated with the embedded conversion option are not "clearly and closely" related to that debt host instrument. The conversion option has the risks and rewards associated with an equity instrument, not a debt instrument, because its value is related to the value of our common stock. Nonetheless, if the host instrument is considered to be "conventional convertible debt" (or "conventional convertible preferred stock"), bifurcation of the embedded conversion option is generally not required. However, if the instrument is not considered to be conventional convertible debt (or conventional convertible preferred stock), bifurcation of the embedded conversion option may be required in certain circumstances.  Generally, the ability of the Company to prepay the debt (call option), is clearly and closely related to the host instrument since the host and the derivative instrument have risks and rewards of a debt instrument, and therefore, bifurcation would not be required. However, there may be certain circumstances when the option to prepay would not be considered clearly and closely related, in which bifurcation would be required. Similarly, the holder of the debt has the ability to require the Company to repay the debt before the due date (put option) in a default situation, since the host and the derivative instrument have risks and rewards of a debt instrument, bifurcation generally would not be required. However, there may be certain circumstances when the put option would not be considered clearly and closely related, in which bifurcation would be required.

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

If freestanding options or warrants were issued in connection with the issuance of convertible debt instruments and will be accounted for as derivative instrument liabilities (rather than as equity), the total proceeds received are first allocated to the fair value of those freestanding instruments. If the freestanding options or warrants are to be accounted for as equity instruments, the proceeds are allocated between the convertible debt instrument and those derivative equity instruments, based on their relative fair values. When the convertible debt or equity instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds allocated to the convertible host instruments are first allocated to the fair value of all the bifurcated derivative instruments. The remaining proceeds, if any, are then allocated to the convertible instruments themselves, usually resulting in those instruments being recorded at a discount from their face amount. To the extent that the fair values of the freestanding and/or bifurcated derivative instrument liabilities exceed the total proceeds received, an immediate charge to income is recognized, in order to initially record the derivative instrument liabilities at their fair value.  Under the effective interest method, interest expense in the earlier periods of the term of the debenture is significantly lower than in the latter periods of the term of the debenture.

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

The weighted average fair value of options and warrants granted during 2005 is estimated to be $2.62 and $0.60 and the weighted average fair value of warrants granted during 2006 is estimated to be $0.70.

NEWGEN TECHNOLOGIES, INC. (formerly Bongiovi Entertainment, Inc.)
AND SUBSIDIARIES (A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2006
(UNAUDITED)

The Company has reserved shares of its authorized but un-issued common stock for the following:

	Stock Options		Warrants
		Weighted		Weighted
		Average Exercise Price		Average Exercise Price
	Shares	Per Share	Shares	Per Share	Total	Exercisable
Balance at 06/01/2005 (Inception):	—	—	—	—	—	—
Granted	800,000	$0.81	2,395,000	$0.30	3,195,000	2,395,000
Excercised	—				—
Expired	—				—
Forfeited	—				—
Balance at 12/31/2005:	800,000	$0.81	2,395,000		3,195,000	2,395,000
Granted	—		1,125,000	$1.00	1,125,000	1,125,000
Excercised	—		—		—
Expired	—		—		—
Forfeited	(75,000)	(0.50)	—		(75,000)
Balance at 03/31/2006:	725,000	$0.84	3,520,000	$0.52	4,245,000	3,520,000

The following table summarizes information concerning options and warrants outstanding and excercisable at March 31, 2006:

		Options Outstanding		Options Exercisable
	Weighted	Number	Weighted	Number	Weighted
	Average	of	Average Exercise	of	Average Exercise
	Remaining Life	Options	Price Per Share	Options	Price Per Share
$ 0.50	11.33	225,000	$0.50	—	—
1.00	13.50	500,000	$1.00	—	—
0.50 - 1.00	12.69	725,000	$0.84	—	—

				Warrants Outstanding		Warrants Exercisable
		Weighted		Number	Weighted	Number	Weighted
		Average		of	Average Exercise	of	Average Exercise
		Remaining Life		Warrants	Price Per Share	Warrants	Price Per Share
$ 0.001		29.33	*	2,155,000	$0.001	2,155,000	$0.001
1.00		2.79		1,125,000	$1.00	1,125,000	$1.00
1.50		4.79		140,000	$1.50	140,000	$1.50
5.00		4.33		100,000	$5.00	100,000	$5.00
0.001	- 5.00	19.16		3,520,000	$0.52	3,520,000	$0.52

*	This warrant has an indefinite term, the Company has assigned a term of 30 years as reasonable estimate for reporting purposes

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

(3) DEFERRED DEBT ISSUANCE COSTS

On January, 24, 2006 and March 14, 2006, in conjunction with the issuance of 10% convertible debentures (See Note 9), the Company paid debt issuance costs in the amount of $220,000 and $65,000, respectively, to the lender. In addition, the Company issued 300,000 shares of its common stock to the lender as part of the January 24, 2006 convertible debentures. These shares had a fair value of approximately $453,600 at the date of grant. These debt issuance costs have been deferred and are being amortized using the straight-line method over the term of the convertible debentures of three years. As of March 31, 2006, $699,321 remains deferred with a current portion of $245,563.

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

(8) INCOME TAXES

March 31, 2006
Taxes at U.S. federal statutory rate of 34%	$(1,140,077)
Valuation allowance	1,140,077
Tax expense (benefit)	$—

NEWGEN TECHNOLOGIES, INC. (formerly Bongiovi Entertainment, Inc.)
AND SUBSIDIARIES (A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2006
(UNAUDITED)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at March 31, 2006 are presented below:

March 31, 2006
Deferred income tax assets:
Net operating loss carryforwards	$1,140,077

Deferred income tax liabilities:	—
1,140,077
Valuation allowance	(1,140,077)
Net deferred tax assets	$—

As of March 31, 2006, the Company has a net operating loss carryforward for Federal income tax purposes in the amount of $3,353,167, which expires in 2025. The Company has recorded a valuation allowance of $1,140,077 as of March 31, 2006. The valuation allowance was recorded due to the doubt surrounding the Company’s ability to utilize the deferred tax asset.

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

The Convertible Debentures are not considered to be conventional convertible debt, therefore, the embedded conversion option of the Convertible Debentures is subject to the requirements of EITF Issue 00-19. Because of the potential penalties we may have to pay under the Registration Rights Agreement, together with the fact that the conversion price of the debt can be adjusted, we are required by EITF Issue 00-19 to bifurcate the embedded conversion option and account for it as a derivative instrument liability. This derivative instrument liability was initially recorded at its fair value and it shall be adjusted to fair value at the end of each reporting period with any changes in the fair value charged or credited to income in the period of change.

The Convertible Debentures permit the Company, at its discretion, to prepay the principal, plus accrued interest and applicable penalty (“Call Option”) at any time. According to the applicable accounting guidance, including FASB Statement 133 “Accounting for Derivative Instruments and Hedging Activities” (“FASB 133”), as amended and Statement 133 Implementation Issue B39 “Embedded Derivatives: Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor”, the risks and rewards of the call option are considered to be clearly and closely related to that of the host instrument. Therefore, we have not bifurcated the embedded Call Option from the host instrument and have not accounted for the Call Option separately.

In addition, the Convertible Debentures permit the holder of the debt to require the Company to repay the debt before the due date in a default situation, either in cash or through the aforementioned conversion option (“Put Option”). Since the ability of the holder to exercise this option is contingent upon a default, according to the applicable accounting guidance, including FASB 133 and Statement 133 Implementation Issue B16 “Embedded Derivatives: Calls and Puts in Debt Instruments”, the put option is not considered to be clearly and closely related to that of the host instrument and must be bifurcated from the host instrument. Since the Put Option must be bifurcated, it is subject the requirements of EITF Issue 00-19, and will be accounted for as a derivative instrument liability. This derivative instrument liability was initially recorded at its fair value and it shall be adjusted to fair value at the end of each reporting period with any changes in the fair value charged or credited to income in the period of change.

The proceeds received from the Convertible Debentures during the first quarter of 2006 were first allocated to the fair value of the freestanding warrant and then to the fair value of the bifurcated embedded derivative instruments included in the Convertible Debentures. Because the fair value of the warrants of $894,800 and the fair value of the bifurcated derivative instruments of $4,647,900 exceeded the proceeds received, the loan was initially recorded at $285 (a nominal value) and a charge to income of $2,692,985 was recognized to record the warrant and the bifurcated derivative instruments at their fair values. This discount, together with the stated interest on the Convertible Debentures, is being amortized using the effective interest method over the term of the Convertible Debentures. Under the effective interest method, interest expense in the earlier periods of the term of the debenture is significantly lower than in the latter periods of the term of the debenture.

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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2006
(UNAUDITED)

(10) DERIVATIVE FINANCIAL INSTRUMENT LIABILITIES
We use the Black-Scholes option pricing model to value warrants, and the binomial method to valuee any bifurcated embedded derivative instruments that are recorded as derivative liabilities. See Note 9 related to embedded derivative instruments that have been bifurcated from our Convertible Debentures.

In valuing the warrants and the bifurcated embedded derivative liability instruments, at the time they were issued and at March 31, 2006, we used the market price of our common stock on the date of valuation, an expected dividend yield of 0% and the remaining period to the expiration date of the warrants or repayment date of the convertible debt instrument. The warrant and conversion option can be exercised by the holder at any time.

The volatility factor used was approximately 127% and the risk-free rate of return used was 4.82%, based on constant maturity rates, applicable to the remaining life of the warrants and debentures. In addition a discount was used to account for the lack of marketability of the Company’s stock due to the current thinly trading share volume.

At March 31, 2006, the following derivative liabilities related to common stock warrant and embedded derivative instruments were outstanding (See Note 9):

			Exercise
			Price Per	Fair Market
	Expiration		Share as of	Value at
Issue Date	Date	Instrument	March 31, 2006	March 31, 2006

01/24/06	01/23/09	1,125,000 Warrants (Note 9)	$1.00	$279,200

Fair market value of freestanding derivative instrumment liabilities for warrants				279,200

			Exercise
			Price Per	Face	Fair Market
	Expiration		Share as of	Value at	Value at
Issue Date	Date	Instrument	March 31, 2006	Issuance	March 31, 2006

01/24/06	01/23/09	Convertible Debenture Tranch 1	$0.72	$2,200,000	2,335,900
03/14/06	03/13/09	Convertible Debenture Tranch 2	$0.72	$650,000	704,100
Fair market value of bifurcated embedded derivative instrument liabilities, as noted above					3,040,000
Total derivative fiancial instruments					$3,319,200

Our obligation to issue shares upon conversion of our convertible debenture is essentially limitless since conversion is at the lower of $1.00 or 80% of the lowest closing bid price for the common stock for the 5 trading days before but not including the conversion date. Accordingly, the number of shares of common stock issuable upon conversion of our secured convertible notes will increase if the market price of our stock declines, which will cause dilution to our existing stockholders. The following is an example of the amount of shares of our common stock that were issuable as of March 31, 2006, upon conversion of the secured convertible notes (excluding accrued interest), based on market prices 25%, 50% and 75% below the market price of $0.87.

% Below Market	Price Per Share	With Discount at 80%	Number of Shares Issuable	% of Outstanding Stock
25%	$0.6525	$0.5220	5,459,770	12.39%
50%	$0.4350	$0.3480	8,189,655	17.50%
75%	$0.2175	$0.1740	16,379,310	29.79%

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

(13) GOING CONCERN
The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has a working capital deficiency of $690,931 and a stockholders’ deficiency of $1,514,205 as of March 31, 2006 and a net loss of $6,711,736 and a cash flow deficiency from operations of $3,531,233 for the period from June 1, 2005 (inception) to March 31, 2006. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Financing Through Equity
During August and September, 2005 the Company issued 3,333,491 shares to acquire Bongiovi, and sold 4,225,500 shares of common stock to various individuals at a value of $0.50 per share for cash proceeds of $2,112,750. In December 2005, another 1,070,200 shares were subscribed for by various individuals for cash proceeds of $265,200, and a subscription receivable of $805,000. The Company has subsequently collected all amounts due. The proceeds from these offerings were used for the repayment of a portion of an outstanding debt obligation, professional expenses, working capital and general corporate expenses. In addition, the Company issued to employees, 300,000, of which 75,000 shares have been forfeited and 500,000 of options having an initial intrinsic value of $885,000 and $600,000, of which $493,203 and $525,000, respectively, have been deferred as of March 31, 2006. The Company also issued 300,000 shares in January 2006, discussed below in “Cornell Financing” and issued an additional 440,000 shares to various individuals at $1.00 per share for cash proceeds of $440,000 also in January, 2006

Financing through Debt
Cornell Debenture
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

The conversion price of the Convertible Debentures may also be adjusted in certain circumstances, such as if we pay a stock dividend, subdivide or ombine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution. Also, if we issue shares of common stock at a price below $1.00 per share, the fixed conversion price of the warrants will be reduced accordingly. As a result, the secured Convertible Debentures are not considered to be "conventional convertible debt, convertible into a fixed number of shares" as that term is used in EITF Issue 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company's Own Stock".

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

The Convertible Debentures are not considered to be conventional convertible debt, therefore, the embedded conversion option of the Convertible Debentures is subject to the requirements of EITF Issue 00-19. Because of the potential penalties we may have to pay under the Registration Rights Agreement, together with the fact that the conversion price of the debt can be adjusted, we are required by EITF Issue 00-19 to bifurcate the embedded conversion option and account for it as a derivative instrument liability. This derivative instrument liability was initially recorded at its fair value and it shall be adjusted to fair value at the end of each reporting period with any changes in the fair value charged or credited to income in the period of change.

The Convertible Debentures permit the Company, at its discretion, to prepay the principal, plus accrued interest and applicable penalty (“Call Option”) at any time. According to the applicable accounting guidance, including FASB Statement 133 “Accounting for Derivative Instruments and Hedging Activities” (“FASB 133”), as amended and Statement 133 Implementation Issue B39 “Embedded Derivatives: Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor”, the risks and rewards of the call option are considered to be clearly and closely related to that of the host instrument. Therefore, we have not bifurcated the embedded Call Option from the host instrument and have not accounted for the Call Option separately.

In addition, the Convertible Debentures permit the holder of the debt to require the Company to repay the debt before the due date in a default situation, either in cash or through the aforementioned conversion option (“Put Option”). Since the ability of the holder to exercise this option is contingent upon a default, according to the applicable accounting guidance, including FASB 133 and Statement 133 Implementation Issue B16 “Embedded Derivatives: Calls and Puts in Debt Instruments”, the put option is not considered to be clearly and closely related to that of the host instrument and must be bifurcated from the host instrument. Since the Put Option must be bifurcated, it is subject the requirements of EITF Issue 00-19, and will be accounted for as a derivative instrument liability. This derivative instrument liability was initially recorded at its fair value and it shall be adjusted to fair value at the end of each reporting period with any changes in the fair value charged or credited to income in the period of change.

The proceeds received from the Convertible Debentures during the first quarter of 2006 were first allocated to the fair value of the freestanding warrant and then to the fair value of the bifurcated embedded derivative instruments included in the Convertible Debentures. Because the fair value of the warrants of $894,800 and the fair value of the bifurcated derivative instrument of $4,647,900 exceeded the proceeds received, the loan was initially recorded at $285 (a nominal value) and a charge to income of $2,692,985 was recognized to record the warrant and the bifurcated derivative instrument at their fair values. This discount, together with the stated interest on the Convertible Debentures, is being amortized using the effective interest method over the term of the Convertible Debentures. Under the effective interest method, interest expense in the earlier periods of the term of the debenture is significantly lower than in the latter periods of the term of the debenture.

At March 31, 2006, the following amounts were outstanding under the Convertible Debentures. See below for information on the derivative instrument liabilities related to the warrant issued and the bifurcated embedded derivative instruments related to the accompanying Convertible Debentures.

The Convertible Debentures bear interest at 10% and are due, along with accrued interest, three years from the date issued.

Face value	$2,850,000
Less: unamortized debt discount	(2,849,527)

Balance at March 31, 2006	473
Less: current portion	-
$473

Principal payments are as follows, for the fiscal years ending December 31:

2006	$-
2007	$-
2008	$-
2009	$2,850,000
Total	$2,850,000

Derivative Financial Instruments
We review the terms of convertible debt instruments we issue to determine whether there are embedded derivative instruments, including but not limited to, the conversion option, our ability to pre-pay (call option) the debt, and the investor’s ability to demand early repayment (put option) in a default situation, that may be required to be bifurcated and accounted for separately as a derivative financial instrument. In circumstances where the convertible debt instrument contains more than one embedded derivative instrument, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. Also, in connection with the sale of convertible debt and equity instruments, we may issue freestanding options or warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity.

When the risks and rewards of any embedded derivative instrument are not "clearly and closely" related to the risks and rewards of the host instrument, the embedded derivative instrument is generally required to be bifurcated and accounted for separately. If the convertible instrument is debt, or has debt-like characteristics, the risks and rewards associated with the embedded conversion option are not "clearly and closely" related to that debt host instrument. The conversion option has the risks and rewards associated with an equity instrument, not a debt instrument, because its value is related to the value of our common stock. Nonetheless, if the host instrument is considered to be "conventional convertible debt" (or "conventional convertible preferred stock"), bifurcation of the embedded conversion option is generally not required. However, if the instrument is not considered to be conventional convertible debt (or conventional convertible preferred stock), bifurcation of the embedded conversion option may be required in certain circumstances. Generally, the ability of the Company to prepay the debt (call option), is clearly and closely related to the host instrument since the host and the derivative instrument have risks and rewards of a debt instrument, and therefore, bifurcation would not be required. However, there may be certain circumstances when the option to prepay would not be considered clearly and closely related, in which bifurcation would be required. Similarly, the holder of the debt has the ability to require the Company to repay the debt before the due date (put option) in a default situation, since the host and the derivative instrument have risks and rewards of a debt instrument, bifurcation generally would not be required. However, there may be certain circumstances when the put option would not be considered clearly and closely related, in which bifurcation would be required.

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

If freestanding options or warrants were issued in connection with the issuance of convertible debt instruments and will be accounted for as derivative instrument liabilities (rather than as equity), the total proceeds received are first allocated to the fair value of those freestanding instruments. If the freestanding options or warrants are to be accounted for as equity instruments, the proceeds are allocated between the convertible debt instrument and those derivative equity instruments, based on their relative fair values. When the convertible debt or equity instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds allocated to the convertible host instruments are first allocated to the fair value of all the bifurcated derivative instruments. The remaining proceeds, if any, are then allocated to the convertible instruments themselves, usually resulting in those instruments being recorded at a discount from their face amount. To the extent that the fair values of the freestanding and/or bifurcated derivative instrument liabilities exceed the total proceeds received, an immediate charge to income is recognized, in order to initially record the derivative instrument liabilities at their fair value. Under the effective interest method, interest expense in the earlier periods of the term of the debenture is significantly lower than in the latter periods of the term of the debenture.

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

We use the Black-Scholes option pricing model to value warrants, and the binomial method to value embedded conversion option components of any bifurcated embedded derivative instruments that are recorded as derivative liabilities. See Note 9 related to embedded derivative instruments that have been bifurcated from our Convertible Debentures.

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

The volatility factor used was approximately 127% and the risk-free rate of return used was 4.82%, based on constant maturity rates, applicable to the remaining life of the warrants and debentures. In addition a discount was used to account for the lack of marketability of the Company’s stock due to the current thinly trading share volume.

At March 31, 2006, the following derivative liabilities related to common stock warrant and embedded derivative instruments were outstanding (See Note 9):

Exercise
			Price Per	Fair Market
	Expiration		Share as of	Value at
Issue Date	Date	Instrument	March 31, 2006	March 31, 2006

01/24/06	01/23/09	1,125,000 Warrants	$1.00	$279,200

279,200

Fair market value of freestanding derivative instrumment liabilities for warrants

			Exercise
			Price Per	Face	Fair Market
	Expiration		Share as of	Value at	Value at
Issue Date	Date	Instrument	March 31, 2006	Issuance	March 31, 2006

01/24/06	01/23/09	Convertible Debenture Tranch 1	$0.72	$2,200,000	2,335,900
03/14/06	03/13/09	Convertible Debenture Tranch 2	$0.72	$650,000	704,100

Fair market value of bifurcated embedded derivative instrument liabilities, as noted above					3,040,000

Total derivative fiancial instruments					$3,319,200

Our obligation to issue shares upon conversion of our convertible debenture is essentially limitless since conversion is at the lower of $1.00 or 80% of the lowest closing bid price for the common stock for the 5 trading days before but not including the conversion date. Accordingly, the number of shares of common stock issuable upon conversion of our secured convertible notes will increase if the market price of our stock declines, which will cause dilution to our existing stockholders. The following is an example of the amount of shares of our common stock that were issuable as of March 31, 2006, upon conversion of the secured convertible notes (excluding accrued interest), based on market prices 25%, 50% and 75% below the market price of $0.87.

% Below Market	Price Per Share	With Discount at 80%	Number of Shares Issuable	% of Outstanding Stock
25%	$0.6525	$0.5220	5,459,770	12.39%
50%	$0.4350	$0.3480	8,189,655	17.50%
75%	$0.2175	$0.1740	16,379,310	29.79%

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

The Company has entered into various agreements with an engineering consultant and contractors for approximately $3,600,000 for refurbishment of the fuel terminals, of which approximately $740,000 has been paid. We are not aware of any other material trend, event or capital commitment that which would potentially adversely affect liquidity.

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

Derivative Instrument Expense
Derivative instrument expense of $469,485 represents the net unrealized (non-cash) change in the fair value of our derivative instrument liabilities related to certain warrants and embedded derivatives in our convertible debt instruments that have been bifurcated and accounted for separately.

Interest Expense
We incurred interest expense of $7,130 on our note payable of $281,500 and our Convertible Debentures of $2,850,000.

Amortization of Debt Issuance Costs
Debt issuance costs of approximately $738,600 incurred in connection with the sale of our Convertible debentures are being amortized over the life of the debentures, which is three years, on the straight-line basis. Amortization expense amounted to $39,279.

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

Derivative Instrument Expense
Derivative instrument expense of $469,485 represents the net unrealized (non-cash) change in the fair value of our derivative instrument liabilities related to certain warrants and embedded derivatives in our convertible debt instruments that have been bifurcated and accounted for separately.

Interest Expense
We incurred interest expense of $34,362 on our note payable of $281,500 and our Convertible Debentures of $2,850,000.

Amortization of Debt Issuance Costs
Debt issuance costs of approximately $783,600 incurred in connection with the sale of our Convertible debentures are being amortized over the life of the debentures, which is three years, on the straight-line basis. Amortization expense amounted to $39,279.

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

•        During the period prior to the filing of this report, but after the completion of the period reported upon, it was determined that an officer, director and principal stockholder (“the Officer”) of NewGen sold 1,638,841 restricted shares of NewGen common stock to 37 purchasers for an aggregate of $640,365. The Officer loaned $420,000 of the proceeds of such sales to NewGen. The sale of such shares may have been made in violation of the Securities Act of 1933 as it was not registered thereunder. The Officer has indicated that he intends to offer rescission to the purchasers of the securities which he sold. The transfer of the Officer’s securities was completed based upon correspondence between the Officer’s representative and NewGen’s transfer agent, without the participation of NewGen. In order to ensure that such transactions cannot occur in the future, NewGen has now instituted a procedure where any officer or director of NewGen intending to sell or otherwise transfer stock of NewGen shall first contact NewGen’s Chief Financial Officer with the details of any proposed transaction. If required, the Chief Financial Officer shall then contact legal counsel to determine if such transaction can be consummated as proposed. The transfer agent will be directed not to make any transfers of unregistered shares of NewGen stock without an opinion of counsel.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
NONE

ITEM 5 - OTHER INFORMATION
NONE

ITEM 6 - EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Registrant’s Articles of Incorporation (incorporated by reference to the exhibits to Registrants Form 8-K filed on November 14, 2005).
3.2	Certificate of Amendment to Registrant’s Articles of Incorporation
3.4	Articles of Merger changing the Registrant’s name to NewGen Technologies, Inc. (incorporated by reference to the exhibits to Registrants Form 8-K filed on August 12, 2005).
3.5	Registrant’s By-Laws.
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

10.21	Amendment to Registration Rights Agreement dated June 5, 2006
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWGEN TECHNOLOGIES, INC. (Formerly Bongiovi Entertainment, Inc.)

Date: August XX, 2006	By:	/s/ S. BRUCE WUNNER

Name: Bruce Wunner Title: Chief Executive Officer

By:	/s/ SCOTT A. DEININGER

Name: Scott Deininger Title: Chief Financial Officer