Form 10QSB
period 2006-06-30
NewGen Technologies, Inc
filed 2006-08-21
CIK 833837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly report filed under Section 13 or 15 (d) of the Securities
Exchange Act of 1934 For the Quarterly Period Ended June 30, 2006
or

☐ Transitional report filed under Section 13 or 15 (d) of the
Exchange Act.

Commission File No. 0-23365

NEWGEN TECHNOLOGIES, INC.
(A development stage company)
(Name of Small Business Issuer in its Charter)

Nevada	33-0840184
State or other jurisdiction of	.R.S. Employer Identification Number
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

Yes ☐  No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of August 21, 2006, there were 38,611,224 shares of Common Stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):

Yes ☐ No ☒

TABLE OF CONTENTS

Page

PART I FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

a. Condensed Consolidated Balance Sheet as of June 30, 2006 (Unaudited)	1

b. Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2006 and for the period from June 1, 2005 (Inception) to June 30, 2005 and to June 30, 2006 (Unaudited)	2

c. Condensed Consolidated Statement of Changes in Stockholders’ Deficiency for the period from June 1, 2005 (Inception) to June 30, 2006 (Unaudited)	3

d. Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2006; and for the period from June 1, 2005 (Inception) to June 30, 2005 and June 30, 2006 (Unaudited)	4

e. Notes to Condensed Consolidated Financial Statements as of June 30, 2006 (Unaudited)	5

Item 2. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS	25

Item 3. CONTROLS AND PROCEDURES	39

PART II OTHER INFORMATION	40

Item 1. LEGAL PROCEEDINGS

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Item 3. DEFAULTS ON SENIOR SECURITIES

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	41

Item 5. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON 8-K

SIGNATURES PAGE	43

CERTIFICATIONS	44

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

NEWGEN TECHNOLOGIES, INC.
(Formerly Bongiovi Entertainment, Inc.) and Subsidiaries
(A development stage company)
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

June 30, 2006
ASSETS
CURRENT ASSETS
Cash	$322,379
Deposits	10,710
Prepaid assets	52,600
Deferred debt issuance costs	297,531
Total Current Assets	683,220
Long term deferred debt issuance costs	488,233
Property, plant and equipment, net of accumulated depreciation of $2,431	6,223,788
Total Other Assets	6,712,021
TOTAL ASSETS	$7,395,241

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses - related parties	$639,810
Accounts payable and accrued expenses - non-related	3,975,308
Notes payable	2,454,000
Total Current Liabilities	7,069,118
LONG TERM LIABILITIES
Convertible debentures, net of unamortized discount of $2,848,960	1,040
Derivative financial instrument liability	2,710,600
Total Long Term Liabilities	2,711,640
TOTAL LIABILITIES	9,780,758
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, none issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares authorized,
38,611,224 shares issued and outstanding	38,611
Additional paid-in capital	6,373,312
Deferred equity-based expenses	(910,235)
Deficit accumulated during development stage	(7,887,205)
TOTAL STOCKHOLDERS' DEFICIENCY	(2,385,517)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$7,395,241

The accompanying notes are an integral part of the condensed consolidated financial statements

NEWGEN TECHNOLOGIES, INC.
(Formerly Bongiovi Entertainment, Inc.) and Subsidiaries
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30, 2006	June 1, 2005 (Inception) to June 30, 2005	For the Six Months Ended June 30, 2006	June 1, 2005 (Inception) to June 30, 2005	For the Period From June 1, 2005 (Inception) to June 30, 2006
Revenues	$-	$-	$-	$-	$-
Compensation	622,279	457,575	1,326,494	457,575	2,979,854
Professional services	546,212	577,818	1,151,603	577,818	2,518,708
Travel	243,174	182,779	465,011	182,779	918,719
Marketing	3,667	241,284	3,772	241,284	245,114
Royalty	62,500	-	125,000	-	250,000
Investor relations	90,683	-	178,842	-	297,548
Provision for loss on
advances to joint ventures	-	-	127,383	-	235,940
General and administrative expenses	125,680	39,941	247,298	39,941	410,407
Loss from operations	(1,694,195)	(1,499,397)	(3,625,403)	(1,499,397)	(7,856,290)
Other Income (expenses)
Derivative instrument income	608,600	-	139,115	-	139,115
Interest	(28,500)	(11,138)	(35,442)	(11,138)	(62,674)
Amortization of deferred
debt issuance costs	(51,824)	-	(99,237)	-	(99,237)
Bank fees and escrow fees	(1,415)	-	(2,158)	-	(8,119)
Total other income (expenses)	526,861	(11,138)	2,278	(11,138)	(30,915)
Loss before provision for income taxes	(1,167,334)	(1,510,535)	(3,623,125)	(1,510,535)	(7,887,205)
Provision for income taxes	-	-	-	-	-
Net loss	$(1,167,334)	$(1,510,535)	$(3,623,125)	$(1,510,535)	$(7,887,205)
Loss per share - basic and diluted	$(0.03)	$(0.05)	$(0.10)	$(0.05)	$(0.22)
Weighted average number of common
shares outstanding - basic and diluted	38,611,224	27,824,075	38,116,170	27,824,075	36,102,035

The accompanying notes are an integral part of the condensed consolidated financial statements

NEWGEN TECHNOLOGIES, INC.
(Formerly Bongiovi Entertainment, Inc.) and Subsidiaries
(A development stage company)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE PERIOD FROM JUNE 1, 2005 (INCEPTION) TO JUNE 30, 2006
(UNAUDITED)

	Common Stock		Additional Paid-In	Common Stock to	Common Stock Subscriptions	Deferred Equity Based	Deficit Accumulated During Development
	Shares	Amount	Capital	be issued	Receivable	Expenses	Stage	Total
Balance at June 1, 2005	-	$-	$-	$-	$-	$-	$-	$-

Issuance of shares of common stock to founders in exchange for subscriptions receivable	27,711,000	27,711	(24,940)	-	(2,581)	-	-	190
Issuance of shares of common stock in exchange for services and expense reimbursement	424,033	424	211,596	-	-	-	-	212,020
Transfer of shares of common stock in a share exchange agreement	3,333,491	3,333	(3,333)	-	-	-	-	-
Common stock to be issued for cash (4,225,500 shares)	-	-	-	2,112,750	(25,000)	-	-	2,087,750
Common stock to be issued for services and expense reimbursement (1,094,000 shares)	-	-	-	547,000	-	(122,641)	-	424,359
Non-cash compensation expense for intrinsic value of options granted in September	-	-	885,000	-	-	(737,500)	-	147,500
Issuance of shares of common stock	4,225,500	4,226	2,108,524	(2,112,750)	25,000	-	-	25,000
Non-cash compensation expense for intrinsic value of options granted in October	-	-	600,000	-	-	(562,500)	-	37,500
Issuance of shares of common stock	1,094,000	1,094	545,906	(547,000)	-	70,727	-	70,727
Common stock to be issued for services and expense reimbursement (13,000 shares)	-	-	-	13,000	-	(4,000)	-	9,000
Common stock to be issued for cash (265,200 shares)	-	-	-	265,200	-	-	-	265,200
Common stock and warrant to be issued in exchange for subscriptoins receivable (805,000 shares)	-	-	-	805,000	(805,000)	-	-	-
Net loss	-	-	-	-	-	-	(4,264,080)	(4,264,080)
Balance at December 31, 2005	36,788,024	36,788	4,322,753	1,083,200	(807,581)	(1,355,914)	(4,264,080)	(984,834)
Issuance of shares of common stock	1,523,200	1,523	1,521,679	(1,083,200)	805,000	-	-	1,245,002
Amortization of compensation expense and services for the three months ended March 31, 2006	-	-	46,894	-	-	172,789	-	219,683
Issuance of shares of common stock in conjunction with issuance of convertible debentures	300,000	300	599,700	-	-	-	-	600,000
Payment for Shares of common stock previously issued	-	-	-	-	2,581	-	-	2,581
Amortization of compensation expense and services for the three months ended June 30, 2006	-	-	42,591	-	-	112,585	-	155,176
Cancellation of options granted in 2005	-	-	(160,305)	-	-	160,305	-	-
Net loss	-	-	-	-	-	-	(3,623,125)	(3,623,125)
Balance at June 30, 2006	38,611,224	$38,611	$6,373,312	$-	$-	$(910,235)	$(7,887,205)	$(2,385,517)

The accompanying notes are an integral part of the condensed consolidated financial statements

NEWGEN TECHNOLOGIES, INC.
(Formerly Bongiovi Entertainment, Inc.) and Subsidiaries
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30, 2006	June 1, 2005 (Inception) to June 30, 2005	For the Period From June 1, 2005 (Inception) to June 30, 2006
Cash flows from operating activities:
Net loss	$(3,623,125)	$(1,510,535)	$(7,887,205)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation	810	-	2,431
Recognition of deferred equity based expense	89,485	149,228	759,520
Non-cash compensation expense	285,374		516,448
Accretion of debt discount on convertible debentures	755	-	755
Amortization of deferred debt issuance costs	99,237	-	99,237
Gain on derivative instruments	(139,115)	-	(139,115)

Changes in operating assets and liabilities:
Decrease in prepaid royalty	125,000	-	-
(Increase) in prepaid assets	(46,233)	-	(52,602)
(Increase) in deposits	(10,710)	-	(10,710)

(Decrease) increase in accounts payable
and accrued expenses - related parties	(327,957)	705,403	639,810
Increase in accounts payable and accrued expenses - non related	3,610,455	339,454	3,975,308
Note payable issued for expenses paid on behalf of the Company
and accrued interest, net of repayments	-	316,500	281,500
Net cash provided by (used in) operating activities	63,976	50	(1,814,623)

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,878,110)	-	(6,226,219)

Net cash used in investing activities	(5,878,110)	-	(6,226,219)

Cash flows from financing activities:

Proceeds from convertible debentures	2,850,000	-	2,850,000
Proceeds from notes payable	2,172,500		2,172,500
Payment of debt issuance costs	(285,000)	-	(285,000)
Proceeds received for common stock issued	1,247,583	-	3,625,721

Net cash provided by financing activities	5,985,083	-	8,363,221

Net increase in cash	170,949	50	322,379

Cash, beginning of period	151,430	-	-

Cash, end of period	$322,379	$50	$322,379

Non cash investing and financing activities:

Common stock issued for deferred equity based expenses, net	$-	$-	$910,234

Common stock issued with the convertible debentures	$600,000	$-	$600,000
and included in deferred debt costs

Increase in derivative financial instrument liability with corresponsding increase in discount on convertible debentures	$2,848,960	$-	$2,848,960

The accompanying notes are an integral part of the condensed consolidated financial statements

NEWGEN TECHNOLOGIES, INC. (formerly Bongiovi Entertainment, Inc.)
AND SUBSIDIARIES (A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006
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

(2) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. They do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information refer to the December 31, 2005 consolidated financial statements of NewGen Technologies, Inc., included in the Company’s filing on Form 10-KSB /A No.2 on June 14, 2006.

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
AS OF JUNE 30, 2006
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

On September 2, 2005, the Company formed a joint venture, named Advanced Biotechnologies, LLC, with Advanced Biotechnologies, Inc. for the purpose of blending, processing, storing, distributing and selling biodiesel, biodiesel mixtures and biodiesel byproducts. The Company has a 50% voting interest and a 50% allocation share of Advanced Biotechnologies, LLC’s profits and losses. The Company is committed to fully fund the $200,000 of joint venture equity to be used for working capital. The Company has contributed capital of $431,076 for initial start up costs to Advanced Biotechnologies, LLC as of June 30, 2006. Although not required, an additional $32,060 was contributed for working capital subsequent to June 30, 2006. The Company has concluded that this joint venture is a VIE and accordingly has included this entity in its consolidated financial statements as of June 30, 2006 and for the period from June 1, 2005 (inception) to June 30, 2006.

On November 8, 2005, the Company formed a joint venture, named PowerSHIFT Biofuels of Iowa, LLC, with PowerSHIFT Energy Company, Inc., for the purpose of conducting the business of manufacturing, processing, storing, marketing, distributing, and selling biodiesel, biodiesel mixtures, and biodiesel byproducts. The Company has a 50% voting interest and a 50% allocation share of PowerSHIFT Biofuels of Iowa, LLC’s profits and losses. The Company is committed to fund up to $125,000 in initial start up costs. The Company has contributed capital of $210,090 for initial start up costs to PowerSHIFT Biofuels of Iowa, LLC as of June 30, 2006. The Company has concluded that this joint venture is a VIE and accordingly has included this entity in its consolidated financial statements as of June 30, 2006 and for the period from June 1, 2005 (inception) to June 30, 2006.

NEWGEN TECHNOLOGIES, INC. (formerly Bongiovi Entertainment, Inc.)
AND SUBSIDIARIES (A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006
(UNAUDITED)

On November 8, 2005, the Company formed a joint venture, named PowerSHIFT Biofuels of Hawaii, LLC, with PowerSHIFT Energy Company Inc., for the purpose of conducting the business of manufacturing, processing, storing, marketing, distributing, and selling biodiesel, biodiesel mixtures, and biodiesel byproducts. The Company has a 50% voting interest and a 50% allocation share of PowerSHIFT Biofuels LLC’s profits and losses. The Company is committed to fund up to $125,000 in initial start up costs, however, as of June 30, 2006, there has been no activity in the joint venture. Therefore, the Company has not advanced any capital for initial start up costs to PowerSHIFT Biofuels of Hawaii, LLC. The Company has concluded that this joint venture is a VIE and accordingly has included this entity in its consolidated financial statements as of June 30, 2006 and for the period from June 1, 2005 (inception) to June 30, 2006.

On November 29, 2005, the Company signed an agreement with AG Global Partners, Ltd., that included several provisions that if agreed, would then lead to the formation of a joint venture named NewGen Fuel Technologies, Ltd., a company registered in the United Kingdom. The purpose of the joint venture was to be involved in all steps of the manufacture of biofuels through the supply and distribution of fuels to wholesale and retail networks in Europe, the Middle East, Southeastern Asia and Australia. The Company has a 50% voting interest and a 50% allocation share of NewGen Fuel Technologies, Ltd’s profits and losses. The Company is committed to fund up to $200,000 in working capital costs as a short-term loan. As of June 30, 2006, the Company has funded the start up costs in the amount of $235,939, however, the amount has been fully reserved since the joint venture has not been consummated.

On November 30, 2005, the Company formed a joint venture named Actanol BioEngineering, LLC, with Actanol Service, Ltd., a provider of alternative energy and biofuel plant solutions, to conduct the business of design, engineering, contracting, building, staffing and managing the feasibility and operational processes of various types of biofuel plants and agro-refineries. The Company has a 50% voting interest and a 50% allocation share of Actanol BioEngineering, LLC’s profits and losses. The Company is committed to fund up to $125,000 in initial start up costs. The Company has advanced $489,774 for initial start up costs to Actanol BioEngineering, LLC as of June 30, 2006. Although not required, an additional $35,000 was contributed for working capital subsequent to June 30, 2006. The Company has concluded that this joint venture is a VIE and accordingly has included this entity in its consolidated financial statements as of June 30, 2006 and for the period from June 1, 2005 (inception) to June 30, 2006.

Cash

The Company maintains its cash balances in financial institutions. Balances in the institutions may at times exceed the Federal Deposit Insurance Corporation limits.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated over the estimated useful lives of the related assets. Office equipment is being depreciated using the straight line method with a useful life of five years. The terminals and terminal improvements will be placed in service after they have been refurbished. Once refurbished and operating, they will be depreciated using the straight line method with a useful life of twenty five years.

Loss per Share

Basic net income (loss) per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed based on the weighted average number of common shares and common stock equivalents outstanding during the period. The exercise of options to purchase 725,000 shares and warrants to purchase 3,520,000 common shares; and debt (principal and interest) convertible into common shares of 10,585,225 as of June 30, 2006, were not included in the computation of diluted loss per share since the assumed conversion and exercise would be anti-dilutive for all periods presented.

NEWGEN TECHNOLOGIES, INC. (formerly Bongiovi Entertainment, Inc.)
AND SUBSIDIARIES (A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006
(UNAUDITED)

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

Fair Value of Financial Instruments

At June 30, 2006, the carrying value of the Company’s financial instruments, which include cash, accounts payable and accrued expenses for related and non-related parties, and notes payable, approximates their fair value due to the short-term maturity of those instruments. The Company has estimated the fair value of its convertible debentures, excluding the value of any conversion, call or put rights, using a discounted future cash flow analysis. The Company utilized a discount rate commensurate with other entities with similar credit and business risks, in this analysis. The carrying amount and estimated fair value is as follows:

	June 30, 2006
	Carrying Amount	Estimated Fair Value using Discounted Cash Flow Analysis
Convertible Debentures	$1,040	$1,471,200

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

Estimates that are critical to the accompanying condensed consolidated financial statements include the identification and valuation of derivative instruments, the amortization periods for debt issuance costs and the amortization of discounts on convertible securities arising from warrants, options and bifurcated derivative instruments, estimates that arise from the provisions for loss on advances to joint ventures, the valuation of deferred income tax assets and estimated depreciation for tangible assets. Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates. Estimates and assumptions are revised periodically and the effects of revisions are reflected in the financial statements in the period they are determined to be necessary.

Derivative Financial Instruments

We review the terms of convertible debt instruments we issue to determine whether there are embedded derivative instruments including, but not limited to, the conversion option, our ability to pre-pay the debt (call option), and the investor’s ability to demand early repayment (put option) in a default situation, that may be required to be bifurcated and accounted for separately as a derivative financial instrument. In circumstances where the convertible debt instrument contains more than one embedded derivative instrument, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument. Also, in connection with the sale of convertible debt and equity instruments, we may issue freestanding options or warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity.

NEWGEN TECHNOLOGIES, INC. (formerly Bongiovi Entertainment, Inc.)
AND SUBSIDIARIES (A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006
(UNAUDITED)

When the risks and rewards of any embedded derivative instrument are not "clearly and closely" related to the risks and rewards of the host instrument, the embedded derivative instrument is generally required to be bifurcated and accounted for separately. If the convertible instrument is debt, or has debt-like characteristics, the risks and rewards associated with the embedded conversion option are not "clearly and closely" related to that debt host instrument. The conversion option has the risks and rewards associated with an equity instrument, not a debt instrument, because its value is related to the value of our common stock. Nonetheless, if the host instrument is considered to be "conventional convertible debt" (or "conventional convertible preferred stock"), bifurcation of the embedded conversion option is generally not required. However, if the instrument is not considered to be conventional convertible debt (or conventional convertible preferred stock), bifurcation of the embedded conversion option may be required in certain circumstances Generally, the ability of the Company to prepay the debt (call option), is clearly and closely related to the host instrument since the host and the derivative instrument have risks and rewards of a debt instrument, and therefore, bifurcation would not be required. However, there may be certain circumstances when the option to prepay would not be considered clearly and closely related, in which bifurcation would be required. Similarly, the holder of the debt has the ability to require the Company to repay the debt before the due date (put option) in a default situation, since the host and the derivative instrument have risks and rewards of a debt instrument, bifurcation generally would not be required. However, there may be certain circumstances when the put option would not be considered clearly and closely related, in which bifurcation would be required.

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
AS OF JUNE 30, 2006
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

Prior to January 1, 2006, we accounted for our stock-based compensation under the recognition and measurement provisions of APB No. 25, and related Interpretations, as permitted by SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure”. Stock-based compensation cost representing a prorata portion of the “in the money” intrinsic value was recognized in the Consolidated Statements of Operations during 2005 included in the period from June 1, 2005 (inception) to June 30, 2006 as all options granted under our option plans had an exercise price less than the fair market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective transition method. As a result, the Company’s net loss before taxes for the three months and six months ended June 30, 2006 is $46,894 and $89,485, respectively, higher than if it had continued to account for share−based compensation under Accounting Principles Board (“APB”) opinion No. 25. As of June 30, 2006, the Company has $446,122 of unrecognized stock-based compensation cost related to non-vested stock-based compensation that is expected to be recognized over the next four years.

The provisions of SFAS 123R require that we make an estimate of our forfeiture rate and adjust the expense that we recognize to reflect the estimated number of options that will go unexercised. Due to our early stage of development as a newly focused company and our limited workforce of nine employees as of June 30, 2006, including executive officers, we are challenged to develop an appropriate estimate of forfeitures. Based on these circumstances we have opted for a conservative position in that we are estimating forfeitures to be 0% at this time. We will continue to assess this position as our company develops and our workforce expands. When we feel that we have sufficient data on which to base an assumption we will adjust the expense recognized, if necessary.

NEWGEN TECHNOLOGIES, INC. (formerly Bongiovi Entertainment, Inc.)
AND SUBSIDIARIES (A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006
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

In addition, a special one-time award was granted to certain individuals for their efforts contributed to the Company up to the date of the award. The amount of shares allocated for this award is 300,000. The options were granted as of September 9, 2005, and participants will be fully vested over a two-year timeframe with an expiration period of ten (10) years after the last vesting date. The option exercise price is $0.50 per share. The shares are to be equally split between certain officers. In January 2006 one of the grantees resigned and forfeited his award, which amounted to 75,000 shares. Another award was granted to the chief financial officer on October 10, 2005, the date of employment, for the option to purchase 500,000 shares at $1.00 per share and vesting in accordance with the NQSO Plan.

We may also issue options or warrants to non-employees in connection with consulting or other services they provide.

The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

Risk free interest rate	3.94%
Volatility factor	185.50%
Term in years	5.0
Expected dividend yield	-

The weighted average fair value of options and warrants granted during 2005 is estimated to be $2.62 and $0.60, respectively, and the weighted average fair value of warrants granted during 2006 is estimated to be $0.70.

NEWGEN TECHNOLOGIES, INC. (formerly Bongiovi Entertainment, Inc.)
AND SUBSIDIARIES (A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006
(UNAUDITED)

The Company has reserved shares of its authorized but un-issued common stock for the following:

	Stock Options		Warrants
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share	Total	Exercisable
Balance at 06/01/2005 (Inception):	-	-	-	-	-	-
Granted	800,000	$0.81	2,395,000	$0.30	3,195,000	2,395,000
Excercised	-		-		-
Expired	-		-		-
Forfeited	-		-		-
Balance at 12/31/2005:	800,000	$0.81	2,395,000	$0.30	3,195,000	2,395,000
Granted	-		1,125,000	$1.00	1,125,000	1,125,000
Excercised	-		-		-
Expired	-		-		-
Forfeited	(75,000)	(0.50)	-		(75,000)
Balance at, 06/30/2006:	725,000	$0.84	3,520,000	$0.52	4,245,000	3,520,000

The following table summarizes information concerning options and warrants outstanding and excercisable at June 30, 2006:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Weighted Average Remaining Life	Number of Options	Weighted Average Exercise Price Per Share	Number of Options	Weighted Average Exercise Price Per Share
$0.50	11.25	225,000	$0.50	-	-
1.00	13.33	500,000	$1.00	-	-
0.50 - 1.00	12.69	725,000	$0.84	-	-

			Warrants Outstanding		Warrants Exercisable
Range of Exercise Prices	Weighted Average Remaining Life		Number of Warrants	Weighted Average Exercise Price Per Share	Number of Warrants	Weighted Average Exercise Price Per Share
$0.001	29.08	*	2,155,000	$0.001	2,155,000	$0.001
1.00	2.58		1,125,000	$1.00	1,125,000	$1.00
1.50	4.50		140,000	$1.50	140,000	$1.50
5.00	4.08		100,000	$5.00	100,000	$5.00
0.001 - 5.00	18.93		3,520,000	$0.52	3,520,000	$0.52

* This warrant has an indefinite term, the Company has assigned a term of 30 years as reasonable estimate for reporting purposes

NEWGEN TECHNOLOGIES, INC. (formerly Bongiovi Entertainment, Inc.)
AND SUBSIDIARIES (A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006
(UNAUDITED)

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments— an amendment of FASB Statements No. 133 and 140” This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006. Management does not believe the adoption of SFAS 155 will not have a material impact on the Company’s financial condition or results of operations.

(3) DEFERRED DEBT ISSUANCE COSTS

On January, 24, 2006 and March 14, 2006, in conjunction with the issuance of 10% convertible debentures (See Note 9), the Company paid debt issuance costs in the amount of $220,000 and $65,000, respectively, to the lender. In addition, the Company issued 300,000 shares of its common stock to the lender as part of the January 24, 2006 convertible debentures. These shares had a fair value of approximately $600,000 at the date of grant. These debt issuance costs have been deferred and are being amortized using the straight-line method over the term of the convertible debentures of three years. As of June 30, 2006, $785,764 remains deferred with a current portion of $297,531.

(4) PROPERTY, PLANT AND EQUIPMENT

On January 24, 2006, the Company closed on a contract of sale, as amended, pursuant to which the Company purchased three parcels of land along with fuel terminals located on such properties for a purchase price of $1,700,000 for all three parcels. The terminals, with a total storage capacity of over 10 million gallons, and an annual throughput capacity of more than 500 million gallons, will be used for the distribution and storage of alternative fuels, including biodiesel and ethanol blends, as well as traditional hydrocarbons. In February 2006, the Company began the process of assessing the refurbishment of these fuel terminals (See Note 7 regarding refurbishment commitments and agreements). Property, plant and equipment consisted of the following as of June 30, 2006:

Office equipment	$8,108
Terminal improvements	4,518,111
Terminals	1,700,000
6,226,219
Less accumulated depreciation	(2,431)
$6,223,788

Depreciation expense on office equipment for the period from inception to the period ended June 30, 2006 and 2005 was $810 and $-0-, respectively.

NEWGEN TECHNOLOGIES, INC. (formerly Bongiovi Entertainment, Inc.)
AND SUBSIDIARIES (A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006
(UNAUDITED)

(5) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

For the period from June 1, 2005 (inception) to June 30, 2006, various officers and directors of the Company agreed to defer a portion of their salaries payable until such time as adequate funds have been received by the Company. The amount deferred as of June 30, 2006 was $167,077, which is included in accounts payable and accrued expenses - related parties (See Note 12). Accounts payable and accrued expenses consisted of the following as of June 30, 2006:

	Related	Non-related
Accounts Payable	$51,760	$3,051,970
Accrued Expenses	588,050	923,338
Total	$639,810	$3,975,308

(6) NOTES PAYABLE

The Company’s wholly-owned subsidiary, Refuel, executed a promissory note on June 30, 2005 with a former Executive Director in the amount of $316,500 (See Note 7 and Note 12). As of June 30, 2006, the unsecured note had a remaining principal balance of $281,500 and accrued interest of $13,959, which is included in accounts payable and accrued expenses-related parties. The unsecured note bears interest at 10% per annum with an original due date of December 1, 2005, that was extended to January 15, 2006. The note has not been paid off and is currently in default. On May 24, 2006, the Company was served with a complaint filed against the Company (See Note 7), however there are no adverse covenants relating to this note payable.

On April 26, 2006, the Company entered into a short-term promissory note with a director in the amount of $420,000 at an interest rate of 10% for working capital purposes. Principal and interest are due October 26, 2006. As of June 30, 2006 this note had accrued interest of $7,479. (See Note 12)

On May 17, 2006, the Company entered into a short-term promissory note with a director in the amount of $752,500 at an interest rate of 10% for working capital purposes. Principal and interest are due November 17, 2006. As of June 30, 2006 this note had accrued interest of $9,071. (See Note 12)

On June 12, 2006, the Company received a loan in the amount of $1,000,000 from Indexia Holdings Limited (“Indexia”). There is no written agreement between the parties and a note has not been executed, however the Company and Indexia have orally agreed that the principal of the loan will be due and payable on December 12, 2006, along with interest of 10% per annum. As of June 30, 2006 this note had accrued interest of $4,932.
(See Note 12)

NEWGEN TECHNOLOGIES, INC. (formerly Bongiovi Entertainment, Inc.)
AND SUBSIDIARIES (A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006
(UNAUDITED)

 (7) COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases approximately 500 square feet of office space under three non-cancelable operating leases. Two of these leases expire on November 30, 2006 and one expires on August 31, 2006. Recurring monthly rents aggregate $5,699 per month. Rent expense for all operating leases for the period from June 1, 2005 (inception) through June 30, 2006 was approximately $63,000. The leases automatically renew every six months.

Commitments

The Company has entered into three separate five-year management services contracts (commencing on October 1, 2005, November 1, 2005 and April 1, 2006) for management of three fuel terminals (storage tanks, piping and racks for dispensing) for $8,333 per month each. From June 1, 2005 (Inception) to June 30, 2006, the Company has paid $202,653 in terminal management services.

On November 8, 2005, the Company formed a joint venture, named PowerSHIFT Biofuels of Hawaii, LLC, with PowerSHIFT Energy Company Inc., for the purpose of conducting the business of manufacturing, processing, storing, marketing, distributing, and selling biodiesel, biodiesel mixtures, and biodiesel byproducts. The Company is committed to fund up to $125,000 in initial start up costs. The Company has not advanced any capital for initial start up costs to PowerSHIFT Biofuels of Hawaii, LLC as of June 30, 2006.

In the first quarter 2006, the Company entered into various agreements with an engineering consultant and contractors for approximately $3,650,000 for refurbishment of its newly purchased fuel terminals located in Charlotte, NC, Spartanburg SC and Columbus GA, of which the Company has paid approximately, $989,260, as of June 30, 2006. The Company expects to enter into additional agreements with the engineering consultant and contractors to bring the terminals into proper working order. The Company anticipates an additional $5,000,000 to $6,000,000 will be required to complete the refurbishment of the terminals and anticipates the terminals will begin operations at the end of the second half of 2006.

NEWGEN TECHNOLOGIES, INC. (formerly Bongiovi Entertainment, Inc.)
AND SUBSIDIARIES (A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006
(UNAUDITED)

Contingencies

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

The Company does not believe that Mr. King’s claims with respect to the employment agreement have any merit, as such agreement was with a party unrelated to the Company. Further, the Company believes it has meritorious defenses to the payment of any funds due pursuant to the promissory note, as well as affirmative claims against Mr. King for amounts in excess of the amounts claimed to be due to Mr. King under the promissory note. In addition, contrary to Mr. King’s claim, the due date of the note was extended to January 15, 2006. The Company intends to vigorously defend the action against Mr. King. The claim is currently in the discovery phase.

(8) INCOME TAXES

June 30, 2006
Tax (benefit) at U.S. federal statutory rate of 34%	$(1,075,643)
Valuation allowance	1,075,643
Tax expense (benefit)	$-

NEWGEN TECHNOLOGIES, INC. (formerly Bongiovi Entertainment, Inc.)
AND SUBSIDIARIES (A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006
(UNAUDITED)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at June 30, 2006 are presented below:

June 30, 2006
Deferred income tax assets:
Net operating loss carryforwards	$1,075,643
Deferred income tax liabilities:	-
1,075,643
Valuation allowance	(1,075,643)
Net deferred tax assets	$-

As of June 30, 2006, the Company has a net operating loss carryforward for Federal income tax purposes in the amount of $3,163,657, which expires in 2025. The Company has recorded a valuation allowance of $1,075,643 as of June 30, 2006. The valuation allowance was recorded due to the doubt surrounding the Company’s ability to utilize the deferred tax asset.

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

On January 24, 2006, the Company consummated a securities purchase agreement (the “Purchase Agreement”) providing for the sale of its Convertible Debentures in the aggregate principal amount of $5,000,000, of which $2,200,000 was advanced immediately, $650,000 was advanced on March 14, 2006, and the remaining $2,150,000 shall be advanced two days before the Company’s Registration Statement on Form SB-2 is declared effective by the Securities & Exchange Commission. If the Registration Statement is not declared effective by May 11, 2006, the Company is required to pay the holder liquidated damages for each month that the Registration Statement has not been declared effective, as the case may be, either in cash or shares of the Company’s Common Stock, equal to 2% of the liquidated value of the Convertible Debentures. On June 1, 2006, the Company and the holder signed an amendment to the Registration Rights Agreement extending this date until June 19, 2006. On August 18, 2006, the Company and holder signed an amendment to extend the scheduled effective deadline to September 15, 2006, however, the Company is responsible for liquidated damages from June 19, 2006 to the effective date. The Convertible Debentures holders may convert, at any time, the principal amount outstanding into shares of Common Stock, at a conversion price per share equal to the lesser of (i) $1.00, or (ii) eighty percent (80%) of the lowest closing bid price for the Company’s Common Stock during the five trading days immediately preceding the conversion date, subject to adjustment.

NEWGEN TECHNOLOGIES, INC. (formerly Bongiovi Entertainment, Inc.)
AND SUBSIDIARIES (A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006
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

The Purchase Agreement includes a Registration Rights Agreement. This agreement requires us to pay a penalty of 2% per month of the principal amount of the outstanding Convertible Debentures if a registration statement registering the 300,000 commitment shares, 31,250,000 shares underlying the Convertible Debentures and 1,125,000 shares to be issued upon exercise of the warrants, is not declared effective by May 11, 2006. The penalty is payable in cash or common stock of the Company, at the option of the holders. On June 1, 2006, the Company and the holder signed an amendment to the Registration Rights Agreement extending this date until June 19, 2006. On August 18, 2006, the Company and holder signed an amendment to extend the scheduled effective deadline to September 15, 2006, however, the Company is responsible for liquidated damages from June 19, 2006 to the effective date.

The Company is not in compliance with its obligations to register the shares of the Company’s common stock held by or issuable to the holder. However, the holder has waived, subject to certain conditions, through June 15, 2006, the imposition of all penalties under the Registration Rights Agreement and its right to accelerate payment of our obligations. The conditions to effectiveness of the waiver are: The Company will file its Form 10Q for the quarter ended June 30, 2006 no later than August 21, 2006 and the Company will still be responsible for liquidated damages based on the period of time it takes to get effective subsequent to June 19, 2006. The Liquidated Damages will be deducted from proceeds of the third tranche prior to effectiveness of the Registration Statement.

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
AS OF JUNE 30, 2006
(UNAUDITED)

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

The Convertible Debentures permit the Company, at its discretion, to prepay the debt (“Call Option”), plus accrued interest and applicable penalty. According to the applicable accounting guidance, including FASB Statement 133 “Accounting for Derivative Instruments and Hedging Activities” (“FASB 133”), as amended and Derivative Implementation Group - Statement 133 Implementation Issue No. B39 “Embedded Derivatives: Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor”, the risks and rewards of the call option are considered to be clearly and closely related to that of the host instrument. Therefore, we have not bifurcated the embedded Call Option from the host instrument and have not accounted for the Call Option separately.

In addition, the Convertible Debentures permit the holder of the debt to require the Company to repay the debt before the due date in a default situation, either in cash or through the aforementioned conversion option (“Put Option”). Since the ability of the holder to exercise this option is contingent upon a default, according to the applicable accounting guidance, including FASB 133 and Derivative Implementation Group - Statement 133 Implementation Issue No. B16 “Embedded Derivatives: Calls and Puts in Debt Instruments”, the put option is not considered to be clearly and closely related to that of the host instrument and must be bifurcated from the host instrument. Since the Put Option must be bifurcated, it is subject the requirements of EITF Issue 00-19, and will be accounted for as a derivative instrument liability. This derivative instrument liability was initially recorded at its fair value and it shall be adjusted to fair value at the end of each reporting period with any changes in the fair value charged or credited to income in the period of change.

NEWGEN TECHNOLOGIES, INC. (formerly Bongiovi Entertainment, Inc.)
AND SUBSIDIARIES (A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006
(UNAUDITED)

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

At June 30, 2006, the following amounts were outstanding under the Convertible Debentures. See Note 10 for information on the derivative instrument liabilities related to the warrant issued and the bifurcated embedded derivative instruments related to the accompanying Convertible Debentures.

The Convertible Debentures bear interest at 10% and are due, along with accrued interest, three years from the date issued.

Face value	$2,850,000
Less: unamortized debt discount	(2,848,960)
Balance at June 30, 2006	1,040
Less: current portion	-
$1,040
Principal payments are as follows, for the fiscal years ending December 31:
2006	$-
2007	$-
2008	$-
2009	$2,850,000
Total	$2,850,000

NEWGEN TECHNOLOGIES, INC. (formerly Bongiovi Entertainment, Inc.)
AND SUBSIDIARIES (A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006
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

In valuing the warrants and the bifurcated derivative liability instruments, at the time they were issued and at June 30, 2006, we used the market price of our common stock on the date of valuation, an expected dividend yield of 0% and the remaining period to the expiration date of the warrants or repayment date of the convertible debt instrument. The warrant and conversion option can be exercised by the holder at any time.

The volatility factor used was approximately 127% and the risk-free rate of return used was 5.12%, based on constant maturity rates, applicable to the remaining life of the warrants and debentures. In addition a discount was used to account for the lack of marketability of the Company’s stock due to the current thinly trading share volume.

At June 30, 2006, the following derivative liabilities related to common stock warrant and embedded derivative instruments were outstanding (See Note 9):

Issue Date	Expiration Date	Instrument	ExercisePrice Per Share as of June 30, 2006	Fair Market Value at June 30, 2006
01/24/06	01/23/09	1,125,000 Warrants	$1.00	$192,900
Fair market value of freestanding derivative instrumment liabilities for warrants				192,900

Issue Date	Expiration Date	Instrument	ExercisePrice PerShare as of June 30, 2006	FaceValue at Issuance	Fair Market Value at June 30, 2006
01/24/06	01/23/09	Convertible Debenture Tranch 1	$0.28	$2,200,000	1,933,200
03/14/06	03/13/09	Convertible Debenture Tranch 2	$0.28	$650,000	584,500
Fair market value of bifurcated embedded derivative instrument liabilities, as noted above					2,517,700
Total derivative fiancial instruments					$2,710,600

Our obligation to issue shares upon conversion of our convertible debenture is essentially limitless since conversion is at the lower of $1.00 or 80% of the lowest closing bid price for the common stock for the 5 trading days before but not including the conversion date. Accordingly, the number of shares of common stock issuable upon conversion of our secured convertible notes will increase if the market price of our stock declines, which will cause dilution to our existing stockholders. The following is an example of the amount of shares of our common stock that were issuable as of June 30, 2006, upon conversion of the secured convertible notes (excluding accrued interest), based on market prices 25%, 50% and 75% below the market price of $0.28.

% Below Market	Price Per Share	With Discount at 80%	Number of Shares Issuable	% of Outstanding Stock
25%	$0.2625	$0.2100	13,571,429	26.01%
50%	$0.1750	$0.1400	20,357,143	34.52%
75%	$0.0875	$0.0875	40,714,286	51.33%

NEWGEN TECHNOLOGIES, INC. (formerly Bongiovi Entertainment, Inc.)
AND SUBSIDIARIES (A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006
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

In June 2005, the Company issued 27,711,000 shares of Common Stock to founders at $0.001 per share for total cash proceeds of $2,771 of which the remaining $2,581 was received in June 2006.

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

On September 9, 2005, the Company issued to four employees options to purchase 300,000 shares at $0.50 per share, having an intrinsic value of $885,000. In 2006, one employee forfeited his options with an intrinsic value of $133,672. There are now 225,000 shares that vest over a two year period, having an intrinsic value of $410,234 which remains deferred as of June 30, 2006. The excess of the fair market value over the intrinsic value of $137,683 had been amortized on a pro forma basis per SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123”. However, with the adoption of SFAS 123 (R) “Share Based Payment” this amount is now being expensed. The additional amount expensed in 2006 was $30,118 and $60,236 remains unamortized as of June 30, 2006.

On October 10, 2005, the Company issued to one employee options to purchase 500,000 shares at $1.00 per share with vesting over a four year period, having an intrinsic value of $600,000, of which $487,500 remains deferred as of June 30, 2006. The excess of the fair market value over the intrinsic value of $474,937 had been amortized on a pro forma basis per SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123”. However, with the adoption of SFAS 123 (R) “Share Based Payment” this amount is now being expensed. The additional amount expensed in 2006 was $59,367 and $385,886 remains unamortized as of June 30, 2006.

During November and December 2005, the Company issued a total of 1,094,000 shares of Common Stock to various individuals who exchanged services, future services and expense reimbursements at $0.50 per share totaling $547,000, of which $12,500 remains deferred as of June 30, 2006.

NEWGEN TECHNOLOGIES, INC. (formerly Bongiovi Entertainment, Inc.)
AND SUBSIDIARIES (A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006
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

During the six months ended 2006, the Company sold and issued 440,000 shares of Common Stock to various individuals and a mutual fund at $1.00 per share for cash proceeds of $440,000 and received $807,583 from subscriptions receivable on common stock sold in 2005.

On January 24, 2006, the Company issued 300,000 common shares having a fair market value of $600,000 in conjunction with sale of its Convertible Debentures (See Note 9).

(12) RELATED PARTY TRANSACTIONS

The Company’s wholly-owned subsidiary, Refuel, executed an unsecured promissory note on June 30, 2005 with a former Executive Director in the amount of $316,500 (See Note 6). As of June 30, 2006, the unsecured note had a remaining principal balance of $281,500 and accrued interest of $13,959, which is included in accounts payable and accrued expenses-related parties (See Note 5). The note bears interest at 10% per annum with an original due date of December 1, 2005, that was extended to January 15, 2006. The note has not been paid off and is currently in default. The Company was notified on May 24, 2006 of a lawsuit including this note payable filed against the Company (See Note 7), however there are no adverse covenants relating to this note payable.

Various officers and directors of the Company agreed to defer a portion of their salaries, payable, until such time as adequate funds have been received by the Company. The amount deferred as of June 30, 2006 was $167,077, which is included in accounts payable and accrued expenses - related parties (See Note 5).

On July 1, 2005, the Company entered into an assignment and royalty agreement with two directors and shareholders of the Company, whereby various Great Britain patent applications were assigned to the Company. According to the terms of the agreement, the Company was required to pay $250,000 at the inception of the agreement (paid July 1, 2005) and a continuing royalty fee of the greater of $250,000 or 0.1% of the aggregate products sold per year utilizing the assigned patents during the term of the royalty agreement (indefinite until cancelled by either the directors or the Company). As of June 30, 2006, the $250,000 inception payment has been amortized.

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
AS OF JUNE 30, 2006
(UNAUDITED)

On November 1, 2005, the Company acquired all of the issued and outstanding equity of Advanced Fuel Chemistry, Inc., a company jointly owned by a member of the Company’s board of directors and president, for a purchase price of $1. At the date of acquisition, Advanced Fuel Chemistry, Inc. was an inactive company having no assets or liabilities.

The Company’s obligations in connection with the Convertible Debentures (See Notes 9 & 10) are secured by substantially all of the Company’s assets. In addition, the vice-chairman has granted a security interest in 214,916 shares of the Company’s common stock that he owns, the president has granted a security interest in 5,000,000 shares of the Company’s common stock that he owns, the chief financial officer has granted a security interest in 115,000 shares of the Company’s common stock that he owns and a director has granted a security interest in 5,000,000 shares of the Company’s common stock that he owns.

On April 26, 2006, the Company entered into a short-term promissory note with a director in the amount of $420,000 at an interest rate of 10% for working capital purposes. Principal and interest are due October 26, 2006. As of June 30, 2006 this note had accrued interest of $7,479.

On May 17, 2006, the Company entered into a short-term promissory note with a director in the amount of $752,500 at an interest rate of 10% for working capital purposes. Principal and interest are due November 17, 2006. As of June 30, 2006 this note had accrued interest of $9,071.

(13) GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has a working capital deficiency of $6,385,898 and a stockholders’ deficiency of $2,385,517 as of June 30, 2006 and a net loss of $7,887,205 and a cash flow deficiency from operations of $1,814,623 for the period from June 1, 2005 (inception) to June 30, 2006. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

(14) SUBSEQUENT EVENTS

The Company has received and responded to various comment letters from the Securities and Exchange Commission related to the disclosure contained in its Form 10-KSB and 10-QSB’s, as well as the Form SB-2 Registration Statement filed by the Company on February 10, 2006, which was withdrawn and re-filed on April 21, 2006, to register up to 47,675,838 shares of its Common Stock for resale by the selling shareholders. These shares include 20,124,588 shares of Common Stock issued to shareholders and 2,395,000 shares of common stock issuable upon the exercise of Common Stock purchase warrants. In addition, as required by the Purchase Agreement, we have registered 19,531,250 shares of Common Stock underlying Convertible Debentures based on a multiple of five times the Convertible Debentures adjusted for the share price being lesser than $1.00 and discounted by 20% of the market price, and 5,625,000 shares of Common Stock based on a multiple of five times the issuable Common Stock purchase warrant of 1,125,000 issued in conjunction with the Convertible Debentures noted above. These shares are being registered, but will not be issued unless the holder elects to convert the Convertible Debenture into shares of the Company’s common stock. The number of shares issued will depend on the conversion price, as defined above (see Note 9) at the time of the election to convert. As of June 30, 2006, the principal balance of $2,850,000 was convertible into approximately 10,600,000 shares of the Company’s common stock and the warrant to purchase 1,125,000 shares was exercisable for 1,125,000 shares of the Company’s common stock. The Company will receive no proceeds from the sale of these shares. Currently, the Company has responded to the Securities & Exchange Commission’s comment letter which requires the Form SB-2 filed on April 21 to be amended after addressing certain questions raised.

On August 4, 2006, the Company entered into a short-term promissory note with a director in the amount of $500,000 at an interest rate of 10% for working capital purposes. Principal and interest are due February 04, 2007.

On August 15, 2006 the Company has increased its ownership in ACTANOL BioEngineering, LLC to 60% from 50%. ACTANOL BioEngineering is a joint venture with ACTANOL Service Ltd.

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

Since June 14, 2004, Bongiovi had no operating business and did not intend to develop its own operating business but instead was seeking to effect a merger with a corporation and undertake a merger for its own corporate purposes. This merger occurred on August 2, 2005, whereby Bongiovi became the legal acquirer and Refuel became the accounting acquirer. As such, the inception date of NewGen is June 1, 2005 which is the inception date of Refuel. Accordingly, the accompanying financial statements include only activity from June 1, 2005 (inception) to June 30, 2006.

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

In addition, we have closed on the purchase of three fuel terminals in the southeast United States from Crown Central LLC. The terminals, with a total storage capacity of over 10 million gallons, and an annual throughput capacity of more than 500 million gallons, will be used for the distribution and storage of alternative fuels, including biodiesel and ethanol blends, as well as traditional hydrocarbon fuels. The three terminals are strategically located near existing fuel pipelines with railcar access. The purchase of these terminals will give NewGen the opportunity to process, blend, and store its proprietary biodiesel and ethanol blends as well as hydrocarbon fuels. This agreement is a crucial next step in our growth strategy - allowing the Company to blend biodiesel and ethanol with hydrocarbon fuels for distribution domestically and internationally. We intend to offer proprietary products to meet the increasing demand for biofuel blends, driven by greater fuel efficiency, cleaner exhaust, and a growing need for energy independence. Two of these terminals, located in Charlotte, North Carolina and Spartanburg, South Carolina, were expected to be operational in the summer of 2006, however, delays during the summer have caused us to revise our expectation to the late fourth quarter of 2006 or early first quarter 2007. The Columbus, Georgia location is scheduled to come on line in sometime in the first quarter 2007.

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

As of June 30, 2006, we had cash available to fund current operations for approximately two months. In April 2006, we received cash proceeds of $420,000 from the issuance of a short-term promissory note to a director. In May 2006, we received cash proceeds of $752,500 from the issuance of a short-term promissory note to a director. In addition, in June 2006, we received cash proceeds from the issuance of a short-term promissory note to a third party. We will receive further gross proceeds of $2,150,000 from the 10% convertible debentures two business days before our registration statement filed on Form SB-2 is declared effective. We believe the foregoing financing will fund our current operations for the next 12 months. However, we will need funding for additional capital expenditures as noted above.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Flows From Operations
As of June 30, 2006, we had a cash balance of $322,379 and for the period of June 1, 2005 (inception) to June 30, 2006 a negative cash flow from operations of $1,814,623. The primary funding of operations was received through issuance of common stock. We currently do not have sufficient cash reserves to meet all of our anticipated obligations for the next twelve months. As a result, we will require additional equity and debt funding in the near future. Accordingly, the consolidated financial statements as of June 30, 2006 have been prepared on a going concern basis.

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

Financing Through Equity
During August and September, 2005 the Company issued 3,333,491 shares to acquire Bongiovi, and sold 4,225,500 shares of common stock to various individuals at a value of $0.50 per share for cash proceeds of $2,112,750. In December 2005, another 1,070,200 shares were subscribed for by various individuals for cash proceeds of $265,200, and a subscription receivable of $805,000. The Company has subsequently collected all amounts due. The proceeds from these offerings were used for the repayment of a portion of an outstanding debt obligation, professional expenses, working capital and general corporate expenses. In addition, the Company issued to employees, 300,000, of which 75,000 have been forfeited and 500,000 of options having an initial intrinsic value of $885,000 and $600,000, of which $410,000 and $487,500, respectively, have been deferred as of June 30, 2006. The Company also issued 300,000 shares in January 2006, discussed below in “Cornell Financing” and issued an additional 440,000 shares to various individuals at $1.00 per share for cash proceeds of $440,000 also in January, 2006.

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

On January 24, 2006, the Company consummated a securities purchase agreement (the “Purchase Agreement”) providing for the sale of its Convertible Debentures in the aggregate principal amount of $5,000,000, of which $2,200,000 was advanced immediately, $650,000 was advanced on March 14, 2006, and the remaining $2,150,000 shall be advanced two days before the Company’s Registration Statement on Form SB-2 is declared effective by the Securities & Exchange Commission. If the Registration Statement is not declared effective by May 11, 2006, the Company is required to pay the holder liquidated damages for each month that the Registration Statement has not been declared effective, as the case may be, either in cash or shares of the Company’s Common Stock, equal to 2% of the liquidated value of the Convertible Debentures. On June 1, 2006, the Company and the holder signed an amendment to the Registration Rights Agreement extending this date until June 15, 2006 and further extending this date until August 31, 2006. The Convertible Debentures holders may convert, at any time, the principal amount outstanding into shares of Common Stock, at a conversion price per share equal to the lesser of (i) $1.00, or (ii) eighty percent (80%) of the lowest closing bid price for the Company’s Common Stock during the five trading days immediately preceding the conversion date, subject to adjustment.

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

The Purchase Agreement includes a Registration Rights Agreement. This agreement requires us to pay a penalty of 2% per month of the principal amount of the outstanding Convertible Debentures if a registration statement registering the 300,000 commitment shares, 31,250,000 shares underlying the Convertible Debentures and 1,125,000 shares to be issued upon exercise of the warrants, is not declared effective by May 11, 2006. The penalty is payable in cash or common stock of the Company, at the option of the holders. On June 1, 2006, the Company and the holder signed an amendment to the Registration Rights Agreement extending this date until June 15, 2006 and further extending this date until August 31, 2006.

The Company is not in compliance with its obligations to register the shares of the Company’s common stock held by or issuable to the holder. However, the holder has waived, subject to certain conditions, through June 15, 2006, the imposition of all penalties under the Registration Rights Agreement and its right to accelerate payment of our obligations. The conditions to effectiveness of the waiver are: The Company will file its Form 10Q for the quarter ended June 30, 2006 no later than August 21, 2006 and the Company will still be responsible for liquidated damages based on the period of time it takes to get effective subsequent to June 19, 2006. The Liquidated Damages will be deducted from proceeds of the third tranche prior to effectiveness of the Registration Statement.

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

The Convertible Debentures permit the Company, at its discretion, to prepay the debt (“Call Option”), plus accrued interest and applicable penalty (“Call Option”). According to the applicable accounting guidance, including FASB Statement 133 “Accounting for Derivative Instruments and Hedging Activities” (“FASB 133”), as amended and Derivative Implementation Group - Statement 133 Implementation Issue B39 “Embedded Derivatives: Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor”, the risks and rewards of the call option are considered to be clearly and closely related to that of the host instrument. Therefore, we have not bifurcated the embedded Call Option from the host instrument and have not accounted for the Call Option separately.

In addition, the Convertible Debentures permit the holder of the debt to require the Company to repay the debt before the due date in a default situation, either in cash or through the aforementioned conversion option (“Put Option”). Since the ability of the holder to exercise this option is contingent upon a default, according to the applicable accounting guidance, including FASB 133 and Derivative Implementation Group - Statement 133 Implementation Issue No. B16 “Embedded Derivatives: Calls and Puts in Debt Instruments”, the put option is not considered to be clearly and closely related to that of the host instrument and must be bifurcated from the host instrument. Since the Put Option must be bifurcated, it is subject the requirements of EITF Issue 00-19, and will be accounted for as a derivative instrument liability. This derivative instrument liability was initially recorded at its fair value and it shall be adjusted to fair value at the end of each reporting period with any changes in the fair value charged or credited to income in the period of change.

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

At June 30, 2006, the following amounts were outstanding under the Convertible Debentures. See below for information on the derivative instrument liabilities related to the warrant issued and the bifurcated embedded derivative instruments related to the Convertible Debentures.

The Convertible Debentures bear interest at 10% and are due, along with accrued interest, three years from the date issued.

Face value	$2,850,000
Less: unamortized debt discount	(2,848,960)
Balance at June 30, 2006	1,040
Less: current portion	-
$1,040

Principal payments are as follows, for the fiscal years ending December 31:

2006	$-
2007	$-
2008	$-
2009	$2,850,000
Total	$2,850,000

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

In valuing the warrants and the embedded conversion option components of the bifurcated embedded derivative instruments, at the time they were issued and at June 30, 2006, we used the market price of our common stock on the date of valuation, an expected dividend yield of 0% and the remaining period to the expiration date of the warrants or repayment date of the convertible debt instrument. The warrant and conversion option can be exercised by the holder at any time.

The volatility factor used was approximately 127% and the risk-free rate of return used was 5.12%, based on constant maturity rates, applicable to the remaining life of the warrants and debentures. In addition a discount was used to account for the lack of marketability of the Company’s stock due to the current thinly trading share volume.

At June 30, 2006, the following derivative liabilities related to common stock warrant and embedded derivative instruments were outstanding (See Note 9):

Issue Date	Expiration Date	Instrument	ExercisePrice PerShare as ofJune 30, 2006	Fair MarketValue atJune 30, 2006
01/24/06	01/23/09	1,125,000 Warrants	$1.00	$192,900
Fair market value of freestanding derivative instrumment liabilities for warrants				192,900

Issue Date	Expiration Date	Instrument	Exercise Price Per Share as of June 30, 2006	Face Value at Issuance	Fair Market Value at June 30, 2006
01/24/06	01/23/09	Convertible Debenture Tranch 1	$0.28	$2,200,000	1,933,200
03/14/06	03/13/09	Convertible Debenture Tranch 2	$0.28	$650,000	584,500
Fair market value of bifurcated embedded derivative instrument liabilities, as noted above					2,517,700
Total derivative fiancial instruments					$2,710,600

Our obligation to issue shares upon conversion of our convertible debenture is essentially limitless since conversion is at the lower of $1.00 or 80% of the lowest closing bid price for the common stock for the 5 trading days before but not including the conversion date. Accordingly, the number of shares of common stock issuable upon conversion of our secured convertible notes will increase if the market price of our stock declines, which will cause dilution to our existing stockholders. The following is an example of the amount of shares of our common stock that were issuable as of June 30, 2006, upon conversion of the secured convertible notes (excluding accrued interest), based on market prices 25%, 50% and 75% below the market price of $0.28.

% Below Market	Price Per Share	With Discount at 80%	Number of Shares Issuable	% of Outstanding Stock
25%	$0.2625	$0.2100	13,571,429	26.01%
50%	$0.1750	$0.1400	20,357,143	34.52%
75%	$0.0875	$0.0875	40,714,286	51.33%

Other Debt

The Company’s wholly-owned subsidiary, Refuel, executed a promissory note on June 30, 2005 with a former Executive Director in the amount of $316,500. As of June 30, 2006, the unsecured note had a remaining principal balance of $281,500 and accrued interest of $13,959, which is included in accounts payable and accrued expenses-related parties. The unsecured note bears interest at 10% per annum with an original due date of December 1, 2005, that was extended to January 15, 2006. The note has not been paid off and is currently in default. On May 24, 2006 the Company was served with a complaint filed against the Company, however there are no adverse covenants relating to this note payable.

On April 26, 2006, the Company entered into a short-term promissory note with a director in the amount of $420,000 at an interest rate of 10% for working capital purposes. Principal and interest are due October 26, 2006. As of June 30, 2006 this note had accrued interest of $7,479.

On May 17, 2006, the Company entered into a short-term promissory note with a director in the amount of $752,500 at an interest rate of 10% for working capital purposes. Principal and interest are due November 17, 2006. As of June 30, 2006 this note had accrued interest of $9,071.

On June 12, 2006, the Company received a loan in the amount of $1,000,000 from Indexia Holdings Limited (“Indexia”). There is no written agreement between the parties and a note has not been executed, however the Company and Indexia have orally agreed that the principal of the loan will be due and payable on December 12, 2006, along with interest of 10% per annum. As of June 30, 2006 this note had accrued interest of $4,932

On August 4, 2006 the Company received additional funds from a director in the amount of $500,000 for working capital purposes. These funds have increased a short-term promissory note payable to him from $752,500 to $1,252,500 and earn interest at a rate of 10%.

Investing

In conjunction with the convertible debentures noted above, also on January 24, 2006, the Company, closed on a contract of sale, as amended, pursuant to which the Company purchased three parcels of land, along with fuel terminals located on such properties for a purchase price of $1,700,000 for all three parcels. In February 2006, the Company began the process of assessing the refurbishment of these fuel terminals. Currently, the Company has engaged an experienced liquid bulk terminal storage engineering consulting and contracting firm to inspect, assess and clean the terminals. In addition, the same liquid bulk terminal storage engineering consulting and contracting firm has been engaged to manage the refurbishment and upgrading of various operating equipment and tanks to bring the terminals into proper operating condition and increase annual throughput capacity. Preliminary assessments of the total costs needed to complete the project are not yet available. However, ongoing discussions with the liquid bulk terminal storage engineering consultant and contractor have indicated an estimated total refurbishment and upgrade cost of approximately $9,000,000. The Company has spent approximately $990,000, through June 30, 2006. We will need to secure additional funding over and above the current cash on hand, the $2,150,000 remaining monies due from Cornell, and the proceeds received from the short-term notes issued to two of our directors and a third party in April, May and June, respectively, in a timely manner. Failure to do so could have a material adverse effect on our financial performance, balance sheet and stock price and require us to implement cost reduction initiatives and curtail operations. The Company is currently reviewing various proposals to fund this project.

The Company has entered into various agreements with an engineering consultant and contractors for approximately $3,650,000 for refurbishment of the fuel terminals, of which approximately $990,000 has been paid. We are not aware of any other material trend, event or capital commitment that which would potentially adversely affect liquidity.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments— an amendment of FASB Statements No. 133 and 140” This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instruments. This statement is effective for fiscal years beginning after September 15, 2006. Management does not believe the adoption of SFAS 155 will not have a material impact on the Company’s financial condition or results of operations.

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2006
Operating Expenses
Operating expenses primarily consisted of the following:
•	Compensation expense of approximately $622,000, of which approximately $136,000 related to stock option grants
•	Professional fees of approximately $546,000, which consisted of the following:
• Legal and accounting fees of approximately $204,000
• Fuel terminal management/consulting fees of approximately $97,000
• Other professional and consulting fees of approximately $245,000
•	Travel expenses were approximately $243,000
•	Royalty expense of $62,500 relating to the assignment to the Company of the Great Britain patent applications from related parties
•	Investor relations were approximately $91,000
•	Other general and administrative expenses of approximately $126,000

Derivative Instrument Income
Derivative instrument income of $609,000 represents the net unrealized (non-cash) change in the fair value of our derivative instrument liabilities related to certain warrants and embedded derivatives in our convertible debt instruments that have been bifurcated and accounted for separately.

Interest Expense
We incurred interest expense of $28,500 on our note payable of $281,500, short-term notes payable of $2,172,500 and our Convertible Debentures of $2,850,000.

Amortization of Debt Issuance Costs
Debt issuance costs of approximately $885,000 incurred in connection with the sale of our Convertible debentures are being amortized over the life of the debentures, which is three years, on the straight-line basis. Amortization expense amounted to $51,824.

Bank Fees and Escrow Fees
We incurred $1,415 of bank and escrow fees during the period.

For the Six Months Ended June 30, 2006
Operating Expenses
Operating expenses primarily consisted of the following:
•	Compensation expense of approximately $1,326,000, of which approximately $346,000 related to stock option grants
•	Professional fees of approximately $1,152,000, which consisted of the following:
• Legal and accounting fees of approximately $496,000
• Fuel terminal management/consulting fees of approximately $161,000
• Other professional and consulting fees of approximately $536,000
•	Travel expenses were approximately $465,000
•	Royalty expense of $125,000 relating to the assignment to the Company of the Great Britain patent applications from related parties
•	Investor relations were approximately $179,000
•	Provision for loss on advances to joint ventures, approximated $127,500
•	Other general and administrative expenses of approximately $247,000

Derivative Instrument Income
Derivative instrument income of $139,000 represents the net unrealized (non-cash) change in the fair value of our derivative instrument liabilities related to certain warrants and embedded derivatives in our convertible debt instruments that have been bifurcated and accounted for separately.

Interest Expense
We incurred interest expense of $35,500 on our note payable of $281,500, short-term notes payable of $2,172,500 and our Convertible Debentures of $2,850,000.

Amortization of Debt Issuance Costs
Debt issuance costs of approximately $885,000 incurred in connection with the sale of our Convertible debentures are being amortized over the life of the debentures, which is three years, on the straight-line basis. Amortization expense amounted to $99,237.

Bank Fees and Escrow Fees
We incurred $2,158 of bank and escrow fees during the period.

Currently there are no signed contracts that will produce revenue and there can be no assurances that management will be successful in negotiating such contracts.

Prior to June 1, 2005, the Company had no operating business.

For the Period From June 1, 2005 (inception) to June 30, 2006
Operating Expenses
Operating expenses primarily consisted of the following:
•	Compensation expense of approximately $2,980,000, of which approximately $1,203,000 related to stock option grants
•	Professional fees of approximately $2,519,000, which consisted of the following:
• Consulting fees prior to inception of approximately $520,000, including $200,000 for a Bongiovi consultant
• Legal and accounting fees of approximately $966,000
• Recruiting fees of $154,000
• Fuel terminal management/consulting fees of approximately $203,000
• Other professional and consulting fees of approximately $676,000
•	Travel expenses were approximately $920,000
•	Marketing studies of approximately $245,000
•	Royalty expense of $250,000 relating to the assignment to the Company of the Great Britain patent applications from related parties
•	Investor relations were approximately $298,000
•	Provision for loss on advances to joint ventures, approximated $236,000
•	Other general and administrative expenses of approximately $410,000

Derivative Instrument income
Derivative instrument income of $139,000 represents the net unrealized (non-cash) change in the fair value of our derivative instrument liabilities related to certain warrants and embedded derivatives in our convertible debt instruments that have been bifurcated and accounted for separately.

Interest Expense
We incurred interest expense of $62,674 on our note payable of $281,500, short-term notes payable of $2,172,500 and our Convertible Debentures of $2,850,000.

Amortization of Debt Issuance Costs
Debt issuance costs of approximately $885,000 incurred in connection with the sale of our Convertible debentures are being amortized over the life of the debentures, which is three years, on the straight-line basis. Amortization expense amounted to $99,237.

Bank Fees and Escrow Fees
We incurred $8,119 of bank and escrow fees during the period.

Currently there are no signed contracts that will produce revenue and there can be no assurances that management will be successful in negotiating such contracts.

Prior to June 1, 2005, the Company had no operating business.

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has a working capital deficiency of $6,385,898 and a stockholders’ deficiency of $2,385,517 as of June 30, 2006 and a net loss of $7,887,205 and a cash flow deficiency from operations of $1,814,623 for the period from June 1, 2005 (inception) to June 30, 2006. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s existence is dependent on management’s ability to develop profitable operations and resolve the Company’s liquidity problems. In order to improve the Company’s liquidity, management is actively pursuing additional equity and debt financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its efforts to raise additional financing.

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

Item 3. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. NewGen Technologies, Inc.’s Chief Executive Officer and Chief Financial Officer have designed disclosure controls and procedures over financial reporting and evaluated the effectiveness of NewGen Technologies, Inc.’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) over financial reporting as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, NewGen Technologies, Inc.’s disclosure controls and procedures over financial reporting are effective.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. There were no changes in internal controls over financial reporting identified in connection with the evaluation of our internal controls that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

During the three months ended June 30, 2006, it was determined that an officer, director and principal stockholder (“the Officer”) of NewGen sold 1,638,841 restricted shares of NewGen common stock to 37 purchasers for an aggregate of $640,365. The Officer loaned $420,000 of the proceeds of such sales to NewGen. The sale of such shares may have been made in violation of the Securities Act of 1933 as it was not registered thereunder. The Officer has indicated that he intends to offer rescission to the purchasers of the securities which he sold. The transfer of the Officer’s securities was completed based upon correspondence between the Officer’s representative and NewGen’s transfer agent, without the participation of NewGen. In order to ensure that such transactions cannot occur in the future, NewGen has now instituted a procedure where any officer or director of NewGen intending to sell or otherwise transfer stock of NewGen shall first contact NewGen’s Chief Financial Officer with the details of any proposed transaction. If required, the Chief Financial Officer shall then contact legal counsel to determine if such transaction can be consummated as proposed. The transfer agent will be directed not to make any transfers of unregistered shares of NewGen stock without an opinion of counsel.

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

The Company does not believe that Mr. King’s claims with respect to the employment agreement have any merit, as such agreement was with a party unrelated to the Company. Further, the Company believes it has meritorious defenses to the payment of any funds due pursuant to the promissory note, as well as affirmative claims against Mr. King for amounts in excess of the amounts claimed to be due to Mr. King under the promissory note. In addition, contrary to Mr. King’s claim, the due date of the note was extended to January 15, 2006. The Company intends to vigorously defend the action against Mr. King. The claim is currently in the discovery phase.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

On January 24, 2006, the Company consummated a securities purchase agreement (the “Purchase Agreement”) providing for the sale of its Convertible Debentures in the aggregate principal amount of $5,000,000, of which $2,200,000 was advanced immediately, $650,000 was advanced on March 14, 2006, and the remaining $2,150,000 shall be advanced two days before the Company’s Registration Statement on Form SB-2 is declared effective by the Securities & Exchange Commission. If the Registration Statement is not declared effective by May 11, 2006, the Company is required to pay the holder liquidated damages for each month that the Registration Statement has not been declared effective, as the case may be, either in cash or shares of the Company’s Common Stock, equal to 2% of the liquidated value of the Convertible Debentures. On June 1, 2006, the Company and the holder signed an amendment to the Registration Rights Agreement extending this date until June 19, 2006. On August 18, 2006, the Company and holder signed an amendment to extend the scheduled effective deadline to September 15, 2006, however, the Company is responsible for liquidated damages from June 19, 2006 to the effective date.. The Convertible Debentures holders may convert, at any time, the principal amount outstanding into shares of Common Stock, at a conversion price per share equal to the lesser of (i) $1.00, or (ii) eighty percent (80%) of the lowest closing bid price for the Company’s Common Stock during the five trading days immediately preceding the conversion date, subject to adjustment.

We are not in compliance with our obligations to register the shares of the Company’s common stock held by or issuable to the holder. However, the holder has waived, subject to certain conditions, through June 19, 2006, the imposition of all penalties under the Registration Rights Agreement and its right to accelerate payment of our obligations. The conditions to effectiveness of the waiver are: The Company will file its Form 10QSB for the quarter ended June 30, 2006 no later than August 21 2006. The Company agrees it will still be responsible for Liquidated Damages based on the period of time it takes to get effective subsequent to June 19, 2006. The Liquidated Damages will be deducted from proceeds of the third tranche prior to effectiveness of the Registration Statement.

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

NEWGEN TECHNOLOGIES, INC. (Formerly Bongiovi Entertainment, Inc.)

Date: August 21, 2006	By:	/s/ S. Bruce Wunner
Bruce Wunner Chief Executive Officer

Date: August 21, 2006	By:	/s/ Scott A. Deininger
Scott Deininger Chief Financial Officer