Form 10QSB/A
period 2006-03-31
NewGen Technologies, Inc
filed 2006-08-29
CIK 833837

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

Yes ☐ No ☒

NEWGEN TECHNOLOGIES, INC.
(Formerly Bongiovi Entertainment, Inc.)
(A development stage company)
FORM 10-QSB/ A
(Amendment No. 1)

EXPLANATORY NOTE

This amendment No. 1 on Form 10-QSB/ A (this “Form 10-QSB/ A No. 1”) amends our Quarterly Report on Form 10-QSB for the first quarter ended March 31, 2006, as initially filed with the Securities and Exchange Commission (the “SEC”) on June 5, 2006. The amendment is being filed to reflect comments from a review of our filing made by the Securities and Exchange Commission Division of Corporation Finance in conjunction with our registration statement Amendment No. 1 to Form SB-2 as filed on June 13, 2006. The following restatement adjustments and changes have been made:

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

PART I FINANCIAL INFORMATION

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

NEWGEN TECHNOLOGIES, INC.
(Formerly Bongiovi Entertainment, Inc.) and Subsidiaries
(A development stage company)
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

March 31,
2006
(restated)
ASSETS
CURRENT ASSETS
Cash	$612,241
Prepaid royalty	62,500
Prepaid assets	42,327
Deferred debt issuance costs	295,619
Total Current Assets	1,012,687

Long term deferred debt issuance costs	541,968
Property, plant and equipment, net of accumulated depreciation of $2,025	2,042,641
Total Other Assets	2,584,609

TOTAL ASSETS	$3,597,296

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses - related parties	$701,324
Accounts payable and accrued expenses - non-related	670,738
Note payable	281,500
Total Current Liabilities	1,653,562

LONG TERM LIABILITIES
Convertible debentures, net of unamortized discount of $2,849,527	473
Derivative financial instrument liability	3,319,200
Total Long Term Liabilities	3,319,673

TOTAL LIABILITIES	4,973,235

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, none issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares authorized,
38,611,224 shares issued and outstanding	38,611
Additional paid-in capital	6,491,026
Common stock subscriptions receivable	(2,581)
Deferred equity-based expenses	(1,183,125)
Deficit accumulated during development stage	(6,719,870)
TOTAL STOCKHOLDERS' DEFICIENCY	(1,375,939)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$3,597,296

The accompanying notes are an integral part of the condensed consolidated financial statements

NEWGEN TECHNOLOGIES, INC.
(Formerly Bongiovi Entertainment, Inc.) and Subsidiaries
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

		For the Period
	For the Three	From June 1, 2005
	Months Ended	(Inception) to
	March 31, 2006	March 31, 2006
	(restated)	(restated)
Revenues	$-	$-

Compensation	704,215	2,357,575
Professional services	605,391	1,972,496
Travel	221,837	675,545
Marketing	105	241,447
Royalty	62,500	187,500
Investor relations	88,160	206,864
Provision for loss on advances to joint ventures	127,383	235,940
General and administrative expenses	121,618	284,727

Loss from operations	(1,931,209)	(6,162,094)

Other (expenses)
Derivative instrument (expense)	(469,485)	(469,485)
Interest	(7,130)	(34,362)
Amortization of deferred debt issuance costs	(47,413)	(47,413)
Bank fees and escrow fees	(553)	(6,516)
Total other (expenses)	(524,581)	(557,776)

Loss before provision for income taxes	(2,455,790)	(6,719,870)

Provision for income taxes	-	-

Net loss	$(2,455,790)	(6,719,870)

Loss per share - basic and diluted	$(0.07)	(0.19)

Weighted average number of common
shares outstanding - basic and diluted	37,615,615	35,350,929

The accompanying notes are an integral part of the condensed consolidated financial statements

NEWGEN TECHNOLOGIES, INC.
(Formerly Bongiovi Entertainment, Inc.) and Subsidiaries
(A development stage company)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE PERIOD FROM JUNE 1, 2005 (INCEPTION) TO MARCH 31, 2006
(UNAUDITED)

	Common Stock		Additional Paid-In	Common Stock to	Common Stock Subscriptions	Deferred Equity Based	Deficit Accumulated During Development
	Shares	Amount	Capital	be issued	Receivable	Expenses	Stage(restated)	Total(restated)

Balance at June 1, 2005	-	$-	$-	$-	$-	$-	$-	$-

Issuance of shares of common stock
to founders in exchange for
subscriptions receivable	27,711,000	27,711	(24,940)	-	(2,581)	-	-	190

Issuance of shares of common stock
in exchange for services and
expense reimbursement	424,033	424	211,596	-	-	-	-	212,020

Transfer of shares of common stock
in a share exchange agreement	3,333,491	3,333	(3,333)	-	-	-	-	-

Common stock to be issued
for cash (4,225,500 shares)	-	-	-	2,112,750	(25,000)	-	-	2,087,750

Common stock to be issued
for services and expense
reimbursement (1,094,000 shares)	-	-	-	547,000	-	(122,641)	-	424,359

Non-cash compensation expense for
for options granted in September	-	-	885,000	-	-	(737,500)	-	147,500

Issuance of shares of common stock	4,225,500	4,226	2,108,524	(2,112,750)	25,000	-	-	25,000

Non-cash compensation expense
for options granted in October	-	-	600,000	-	-	(562,500)	-	37,500

Issuance of shares of common stock	1,094,000	1,094	545,906	(547,000)	-	70,727	-	70,727

Common stock to be issued
for services and expense
reimbursement (13,000 shares)	-	-	-	13,000	-	(4,000)	-	9,000

Common stock to be issued
for cash (265,200 shares)	-	-	-	265,200	-	-	-	265,200

Common stock and warrant to be issued
in exchange for subscriptoins
receivable (805,000 shares)	-	-	-	805,000	(805,000)	-	-	-

Net loss	-	-	-	-	-	-	(4,264,080)	(4,264,080)

Balance at December 31, 2005	36,788,024	36,788	4,322,753	1,083,200	(807,581)	(1,355,914)	(4,264,080)	(984,834)

Issuance of shares of common stock	1,523,200	1,523	1,521,679	(1,083,200)	805,000	-	-	1,245,002

Amortization of compensation expense
and services	-	-	46,894	-	-	172,789	-	219,683

Issuance of shares of common stock
in exchange for subscriptoins in conjunction with issuance of
receivable (805,000 shares) convertible debentures	300,000	300	599,700	-	-	-	-	600,000

Net loss (restated)	-	-	-	-	-	-	(2,455,790)	(2,455,790)

Balance at March 31, 2006	38,611,224	$38,611	$6,491,026	$-	$(2,581)	$(1,183,125)	$(6,719,870)	$(1,375,939)

The accompanying notes are an integral part of the condensed consolidated financial statements

NEWGEN TECHNOLOGIES, INC.
(Formerly Bongiovi Entertainment, Inc.) and Subsidiaries
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

		For the Period
	For the Three	From June 1, 2005
	Months Ended	(Inception) to
	March 31, 2006	March 31, 2006
	(restated)	(restated)
Cash flows from operating activities:
Net loss	$(2,455,790)	$(6,719,870)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	405	2,025
Recognition of deferred equity based expense	24,662	740,770
Non-cash compensation expense	195,021	380,021
Accretion of debt discount on convertible debentures	188	188
Loss on derivative instruments	469,485	469,485

Changes in operating assets and liabilities:
Decrease (increase) in prepaid royalty	62,500	(62,500)
Amortization of deferred debt issuance costs	47,413	47,413
(Increase) in prepaid assets	(35,959)	(42,327)

(Decrease) increase in accounts payable and accrued expenses - related parties	(266,443)	701,324
Increase in accounts payable and accrued expenses - other	305,885	670,738
Note payable issued for expenses paid on behalf of the Company
and accrued interest, net of repayments	-	281,500

Net cash used in operating activities	(1,652,633)	(3,531,233)

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,696,558)	(2,044,666)

Net cash used in investing activities	(1,696,558)	(2,044,666)

Cash flows from financing activities:

Proceeds from convertible debentures	2,850,000	2,850,000
Payment of debt issuance costs	(285,000)	(285,000)
Proceeds received for common stock issued to founders	-	190
Proceeds received for common stock issued and to be issued	1,245,002	3,622,950

Net cash provided by financing activities	3,810,002	6,188,140

Net increase in cash	460,811	612,241

Cash, beginning of period	151,430	-

Cash, end of period	$612,241	$612,241

Non cash investing and financing activities:

Common stock issued for deferred equity based expenses, net	$-	$1,183,125

Deposit on land improvements utilized to acquire terminals	$340,000	$-

Common stock issued for subscriptions receivable	$-	$2,581

Common stock issued with the convertible debentures and included in deferred debt costs	$600,000	$600,000

Increase in derivative financial instrument liability and warrant liability	$3,128,915	$3,128,915

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

(2) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Restatement

Previously issued financial statements as of and for the three months ended March 31, 2006 and for the period from June 1, 2005 (Inception) to March 31, 2006 have been restated to reflect changes in the valuation of our embedded derivative financial instrument liability due to the use of a more comprehensive modeling tool for valuing such complex derivative financial instruments and the identification of other embedded derivative financial instruments. The related accounting and disclosures of these derivatives have been updated in the principal financial statements, basis of presentation and summary of significant accounting policies disclosures, the convertible debentures disclosures, the derivative disclosures and the related discussions in the liquidity and capital resources section of Management’s Discussion and Analysis or Plan of Operations,

A summary of the significant effects of the restatements is as follows:

			March 31, 2006
			As Previously	As
Condensed Consolidated Balance Sheet			Reported	Restated
Derivative financial instrument liability			$4,942,149	$3,319,200

	For The Three Months Ended		For the Period From June 1, 2005 (Inception) to
	March 31, 2006		March 31, 2006
	As Previously	As	As Previously	As
Condensed Consolidated Statements of Operations	Reported	Restated	Reported	Restated
Derivative instrument (expense)	$2,092,434	$469,485	$2,092,434	$469,485
Net loss	$4,078,739	$2,455,790	$8,342,819	$6,719,870
Loss per common share - basic and diluted	$(0.11)	$(0.07)	$(0.24)	$(0.19)

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

Fair Value of Financial Instruments

At March 31, 2006, the carrying value of the Company’s financial instruments, which include cash, accounts payable and accrued expenses for related parties and non-related, and notes payable, approximates their fair value due to the short-term maturity of those instruments.

The Company has estimated the fair value of its convertible debentures, excluding the value of any conversion, call or put rights , using a discounted future cash flow analysis. The Company utilized a discount rate commensurate with other entities with similar credit and business risks, as determined by a third party valuation firm, in this analysis. The carrying amount and estimated fair value is as follows:

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

NEWGEN TECHNOLOGIES, INC. (formerly Bongiovi Entertainment, Inc.)
AND SUBSIDIARIES (A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2006
(UNAUDITED)

Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative financial instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments and free standing options or warrants, we use the Black-Scholes option pricing model to value the derivative financial instruments. The binomial method is used to value all embedded derivative financial instruments.

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective transition method. As a result, the Company’s net loss before taxes for the three months ended March 31, 2006 is $46,894 higher than if it had continued to account for share−based compensation under Accounting Principles Board (“APB”) opinion No. 25 As of March 31, 2006, the Company has $513,091 of unrecognized stock-based compensation cost related to non-vested stock-based compensation that is expected to be recognized over the next four years.

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

NEWGEN TECHNOLOGIES, INC. (formerly Bongiovi Entertainment, Inc.)
AND SUBSIDIARIES (A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2006
(UNAUDITED)

The Company has reserved shares of its authorized but un-issued common stock for the following:

	Stock Options		Warrants
		Weighted Average Exercise Price		Weighted Average Exercise Price
	Shares	Per Share	Shares	Per Share	Total	Exercisable
Balance at 06/01/2005 (Inception):	-	-	-	-	-	-
Granted	800,000	$0.81	2,395,000	$0.30	3,195,000	2,395,000
Excercised	-		-		-
Expired	-		-		-
Forfeited	-		-		-
Balance at 12/31/2005:	800,000	$0.81	2,395,000	$0.30	3,195,000	2,395,000
Granted	-		1,125,000	$1.00	1,125,000	1,125,000
Excercised	-		-		-
Expired	-		-		-
Forfeited	(75,000)	(0.50)	-		(75,000)
Balance at, 03/31/2006:	725,000	$0.84	3,520,000	$0.52	4,245,000	3,520,000

The following table summarizes information concerning options and warrants outstanding and excercisable at March 31, 2006:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Weighted Average Remaining Life	Number of Options	Weighted Average Exercise Price Per Share	Number of Options	Weighted Average Exercise Price Per Share
$0.50	11.33	225,000	$0.50	-	-
1.00	13.50	500,000	$1.00	-	-
0.50 - 1.00	12.94	725,000	$0.84	-	-

		Warrants Outstanding		Warrants Exercisable
Range of Exercise Prices	Weighted Average Remaining Life	Number of Options	Weighted Average Exercise Price Per Share	Number of Options	Weighted Average Exercise Price Per Share
$0.001	29.33	*2,155,000	$0.001	2,155,000	$0.001
1.00	2.79	1,125,000	$1.00	1,125,000	$1.00
1.50	4.79	140,000	$1.50	140,000	$1.50
5.00	4.33	100,000	$5.00	100,000	$5.00
0.001 - 5.00	19.16	3,520,000	$0.52	3,520,000	$0.52

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

(8) INCOME TAXES

March 31, 2006
Taxes at U.S. federal statutory rate of 34%	$(1,142,842)
Valuation allowance	1,142,842
Tax expense (benefit)	$-

NEWGEN TECHNOLOGIES, INC. (formerly Bongiovi Entertainment, Inc.)
AND SUBSIDIARIES (A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2006
(UNAUDITED)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at March 31, 2006 are presented below:

March 31, 2006
Deferred income tax assets:
Net operating loss carryforwards	$1,142,842

Deferred income tax liabilities:	-
1,142,842
Valuation allowance	(1,142,842)
Net deferred tax assets	$-

As of March 31, 2006, the Company has a net operating loss carryforward for Federal income tax purposes in the amount of $3,361,301, which expires in 2025. The Company has recorded a valuation allowance of $1.142,842 as of March 31, 2006. The valuation allowance was recorded due to the doubt surrounding the Company’s ability to utilize the deferred tax asset.

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
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF MARCH 31, 2006
(UNAUDITED)

(10) DERIVATIVE FINANCIAL INSTRUMENT LIABILITIES

We use the Black-Scholes option pricing model to value warrants, and the binomial method to value any bifurcated embedded derivative instruments that are recorded as derivative liabilities. See Note 9 related to embedded derivative instruments that have been bifurcated from our Convertible Debentures.

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

At March 31, 2006, the following derivative liabilities related to common stock warrant and embedded derivative instruments were outstanding (See Note 9):

Issue Date	Expiration Date	Instrument	Exercise Price Per Share as of March 31, 2006	Fair Market Value at March 31, 2006

01/24/06	01/23/09	1,125,000 Warrants	$1.00	$279,200

Fair market value of freestanding derivative instrumment liabilities for warrants				279,200

Issue Date	Expiration Date	Instrument	Exercise Price Per Share as of March 31, 2006	Face Value at Issuance	Fair Market Value at March 31, 2006

01/24/06	01/23/09	Convertible Debenture Tranch 1	$0.72	$2,200,000	2,335,900
03/14/06	03/13/09	Convertible Debenture Tranch 2	$0.72	$650,000	704,100

Fair market value of bifurcated embedded derivative instrument liabilities, as noted above					3,040,000

Total derivative fiancial instruments					$3,319,200

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

(13) GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has a working capital deficiency of $640,875 and a stockholders’ deficiency of $1,375,939 as of March 31, 2006 and a net loss of $6,719,870 and a cash flow deficiency from operations of $3,531,233 for the period from June 1, 2005 (inception) to March 31, 2006. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Restatement

Previously issued financial statements as of and for the three months ended March 31, 2006 and for the period from June 1, 2005 (Inception) to March 31, 2006 have been restated to reflect changes in the valuation of our embedded derivative financial instrument liability due to the use of a more comprehensive modeling tool for valuing such complex derivative financial instruments and the identification of other embedded derivative financial instruments. The related accounting and disclosures of these derivatives have been updated in the principal financial statements, basis of presentation and summary of significant accounting policies disclosures, the convertible debentures disclosures, the derivative disclosures and the related discussions in the liquidity and capital resources section of Management’s Discussion and Analysis or Plan of Operations,

A summary of the significant effects of the restatements is as follows:

			March 31, 2006
			As Previously	As
Condensed Consolidated Balance Sheet			Reported	Restated
Derivative financial instrument liability			$4,942,149	$3,319,200

	For The Three Months Ended		For the Period From June 1, 2005 (Inception) to
	March 31, 2006		March 31, 2006
	As Previously	As	As Previously	As
Condensed Consolidated Statements of Operations	Reported	Restated	Reported	Restated
Derivative instrument (expense)	$2,092,434	$469,485	$2,092,434	$469,485
Net loss	$4,078,739	$2,455,790	$8,342,819	$6,719,870
Loss per common share - basic and diluted	$(0.11)	$(0.07)	$(0.24)	$(0.19)

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Flows From Operations

As of March 31, 2006, we had a cash balance of $612,241 and for the period of June 1, 2005 (inception) to March 31, 2006 a negative cash flow from operations of $3,531,233. The primary funding of operations was received through issuance of common stock. We currently do not have sufficient cash reserves to meet all of our anticipated obligations for the next twelve months. As a result, we will require additional equity and debt funding in the near future. Accordingly, the consolidated financial statements as of March 31, 2006 have been prepared on a going concern basis.

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

Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative financial instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments and free standing options or warrants, we use the Black-Scholes option pricing model to value the derivative financial instruments. The binomial method is used to value all embedded derivative financial instruments.

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

At March 31, 2006, the following derivative liabilities related to common stock warrant and embedded derivative instruments were outstanding (See Note 9):

Issue Date	Expiration Date	Instrument	Exercise Price Per Share as of March 31, 2006	Fair Market Value at March 31, 2006

01/24/06	01/23/09	1,125,000 Warrants	$1.00	$279,200

Fair market value of freestanding derivative instrumment liabilities for warrants				279,200

			Exercise
			Price Per	Face	Fair Market
	Expiration		Share as of	Value at	Value at
Issue Date	Date	Instrument	March 31, 2006	Issuance	March 31, 2006

01/24/06	01/23/09	Convertible Debenture Tranch 1	$0.72	$2,200,000	2,335,900
03/14/06	03/13/09	Convertible Debenture Tranch 2	$0.72	$650,000	704,100

Fair market value of bifurcated embedded derivative instrument liabilities, as noted above					3,040,000

Total derivative fiancial instruments					$3,319,200

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

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2006

Operating Expenses

Operating expenses primarily consisted of the following:

•	Compensation expense of approximately $704,000, of which approximately $210,000 related to stock option grants

•	Professional fees of approximately $605,000, which consisted of the following:

•	Legal and accounting fees of approximately $314,000

•	Fuel terminal management/consulting fees of approximately $64,000

•	Other professional and consulting fees of approximately $227,000

•	Travel expenses were approximately $222,000

•	Royalty expense of $62,500 relating to the assignment to the Company of the Great Britain patent applications from related parties

•	Investor relations were approximately $88,000

•	Provision for loss on advances to joint ventures, approximated $127,000

•	Other general and administrative expenses of approximately $122,000

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

For the Period From June 1, 2005 (inception) to March 31, 2006

Operating Expenses

Operating expenses primarily consisted of the following:

•	Compensation expense of approximately $2,358,000, of which approximately $1,066,000 related to stock option grants

•	Professional fees of approximately $1,972,000, which consisted of the following:

•	Consulting fees prior to inception of approximately $520,000, including $200,000 for a Bongiovi consultant

•	Legal and accounting fees of approximately $783,000

•	Recruiting fees of $154,000

•	Fuel terminal management/consulting fees of approximately $106,000

•	Other professional and consulting fees of approximately $409,000

•	Travel expenses were approximately $676,000

•	Marketing studies of approximately $241,000

•	Royalty expense of $187,500 relating to the assignment to the Company of the Great Britain patent applications from related parties

•	Investor relations were approximately $207,000

•	Provision for loss on advances to joint ventures, approximated $236,000

•	Other general and administrative expenses of approximately $285,000

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

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has a working capital deficiency of $640,875 and a stockholders’ deficiency of $1,375,939 as of March 31, 2006 and a net loss of $6,719,870 and a cash flow deficiency from operations of $3,531,233 for the period from June 1, 2005 (inception) to March 31, 2006. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The identification of, and accounting for, derivative instruments is complex. Our derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income, in the period in which the changes occur. For option-based derivative financial instruments and free standing options or warrants that are accounted for as derivative instrument liabilities, we determine the fair value of these instruments using the Black-Scholes option pricing model. That model requires assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price over the life of the option. The identification of, and accounting for, derivative instruments and the assumptions used to value them can significantly affect our financial statements. The binomial method is used to value all embedded deriative financial instruments.

Item 3. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our management evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a−15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective.

During the evaluation it was determined that our accounting resources were not adequate to ensure sufficient time for our accounting staff to (i) perform a review of the consolidation and supporting financial statement disclosure schedules independent of the preparer,(ii) adequately prepare for our quarterly reviews and (iii) research all applicable accounting pronouncements as they relate to our financial statements and underlying disclosures. Inadequate levels of accounting personnel have also impaired our ability to timely file our periodic reports without extension.

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

We are not in compliance with our obligations to register the shares of the Company’s common stock held by or issuable the holder. However, the holder has waived, subject to certain conditions, through June 15, 2006, the imposition of all penalties under the Registration Rights Agreement and its right to accelerate payment of our obligations. The conditions to effectiveness of the waiver are: The Company will file its Form 10Q for the quarter ended March 31, 2006 no later than June 5, 2006. The Company will deliver to the Investor deeds of trusts, mortgages, title insurance policies, surveys and any other relevant information for the properties in North Carolina and Georgia that were acquired with the proceeds of the Convertible Debentures within three (3) business days of the date of this letter. The Company will execute and deliver to the Investor signed mortgages with the Investor as the mortgagee related to the three (3) properties that were acquired with the proceeds of the Convertible Debentures within seven (7) business days of the date of this letter.

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

NEWGEN TECHNOLOGIES, INC. (Formerly Bongiovi Entertainment, Inc.)

Date: August 29, 2006	By:	/s/ S. Bruce Wunner
Bruce Wunner
Chief Executive Officer

By:	/s/ Scott A. Deininger
Scott Deininger
Chief Financial Officer