Form 10QSB/A
period 2006-06-30
NewGen Technologies, Inc
filed 2006-08-29
CIK 833837

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

Yes ☐ No ☒

NEWGEN TECHNOLOGIES, INC
(Formerly Bongiovi Entertainment, Inc.)
(A Development Stage Company)
FORM 10-QSB/ A
(Amendment No. 1)

EXPLANATORY NOTE

This amendment No. 1 on Form 10-QSB/ A (this “Form 10-QSB/ A No. 1”) amends our Quarterly Report on Form 10-QSB for the second quarter ended June 30, 2006, as initially filed with the Securities and Exchange Commission (the “SEC”) on August 21, 2006. The amendment is being filed to reflect comments from a review of our filing made by the Securities and Exchange Commission Division of Corporation Finance in conjunction with our registration statement Amendment No. 1 to Form SB-2 as filed on June 13, 2006. The following changes have been made:

•	On page 9, 33 and 39 a sentence to clarify the methods used to determine the fair values of our option based, free standing options or warrants and our embedded derivatives was added.

•
On page 5 and 25 a paragraph was added to clarify that the year to date and inception to date figures as reported on the condensed consolidated statements of operations reflect the restated amounts for the three months ended March 31, 2006.

This form 10-QSB/A No. 1 does not reflect events occurring after the filing of the Form 10-QSB on August 21, 2006 or modify or update these disclosures, including exhibits on the Form 10-QSB affected by subsequent events. Information not affected by the adjustments noted above is unchanged and reflects the disclosures made at the time of the original filing of Form 10-QSB on August 21, 2006.

Accordingly, this Form 10-QSB/ A No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-QSB, including any amendments to those filings.

TABLE OF CONTENTS

Page

PART I FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

a. Condensed Consolidated Balance Sheet as of June 30, 2006 (Unaudited)	1

b. Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2006 and for the period from June 1, 2005 (Inception) to June 30, 2005 and to June 30, 2006 (Unaudited)	2

c. Condensed Consolidated Statement of Changes in Stockholders’ Deficiency for the period from June 1, 2005 (Inception) to June 30, 2006 (Unaudited)	3

d. Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2006; and for the period from June 1, 2005 (Inception) to June 30, 2005 and June 30, 2006 (Unaudited)	4

e. Notes to Condensed Consolidated Financial Statements as of June 30, 2006 (Unaudited)	5

Item 2. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS	25

Item 3. CONTROLS AND PROCEDURES	39

PART II OTHER INFORMATION	40

Item 1. LEGAL PROCEEDINGS	40

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	40

Item 3. DEFAULTS ON SENIOR SECURITIES	40

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	41

Item 5. OTHER INFORMATION	41

Item 6. EXHIBITS AND REPORTS ON 8-K	41

SIGNATURES PAGE	43

CERTIFICATIONS	44

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

The accompanying notes are an integral part of the condensed consolidated financial statements

NEWGEN TECHNOLOGIES, INC.
(Formerly Bongiovi Entertainment, Inc.) and Subsidiaries
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

					For the Period
	For the Three	June 1, 2005	For the Six	June 1, 2005	From June 1, 2005
	Months Ended	(Inception) to	Months Ended	(Inception) to	(Inception) to
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005	June 30, 2006
Revenues	$-	$-	$-	$-	$-

Compensation	622,279	457,575	1,326,494	457,575	2,979,854
Professional services	546,212	577,818	1,151,603	577,818	2,518,708
Travel	243,174	182,779	465,011	182,779	918,719
Marketing	3,667	241,284	3,772	241,284	245,114
Royalty	62,500	-	125,000	-	250,000
Investor relations	90,683	-	178,842	-	297,548
Provision for loss on
advances to joint ventures	-	-	127,383	-	235,940
General and administrative expenses	125,680	39,941	247,298	39,941	410,407

Loss from operations	(1,694,195)	(1,499,397)	(3,625,403)	(1,499,397)	(7,856,290)

Other Income (expenses)
Derivative instrument income	608,600	-	139,115	-	139,115
Interest	(28,500)	(11,138)	(35,442)	(11,138)	(62,674)
Amortization of deferred
debt issuance costs	(51,824)	-	(99,237)	-	(99,237)
Bank fees and escrow fees	(1,415)	-	(2,158)	-	(8,119)
Total other income (expenses)	526,861	(11,138)	2,278	(11,138)	(30,915)

Loss before provision for income taxes	(1,167,334)	(1,510,535)	(3,623,125)	(1,510,535)	(7,887,205)

Provision for income taxes	-	-	-	-	-

Net loss	$(1,167,334)	$(1,510,535)	$(3,623,125)	$(1,510,535)	$(7,887,205)

Loss per share - basic and diluted	$(0.03)	$(0.05)	$(0.10)	$(0.05)	$(0.22)

Weighted average number of common
shares outstanding - basic and diluted	38,611,224	27,824,075	38,116,170	27,824,075	36,102,035

The accompanying notes are an integral part of the condensed consolidated financial statements

NEWGEN TECHNOLOGIES, INC.
(Formerly Bongiovi Entertainment, Inc.) and Subsidiaries
(A development stage company)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE PERIOD FROM JUNE 1, 2005 (INCEPTION) TO JUNE 30, 2006
(UNAUDITED)

			Additional	Common	Common Stock	Deferred Equity	Deficit Accumulated During
	Common Stock		Paid-In	Stock to	Subscriptions	Based	Development
	Shares	Amount	Capital	be issued	Receivable	Expenses	Stage	Total
Balance at June 1, 2005	-	$-	$-	$-	$-	$-	$-	$-

Issuance of shares of common stock
to founders in exchange for
subscriptions receivable	27,711 ,000	27,711	(24,940)	-	(2,581)	-	-	190

Issuance of shares of common stock
in exchange for services and
expense reimbursement	424,033	424	211,596	-	-	-	-	212,020

Transfer of shares of common stock
in a share exchange agreement	3,333,491	3,333	(3,333)	-	-	-	-	-

Common stock to be issued
for cash (4,225,500 shares)	-	-	-	2,112,750	(25,000)	-	-	2,087,750

Common stock to be issued
for services and expense
reimbursement (1,094,000 shares)	-	-	-	547,000	-	(122,641)	-	424,359

Non-cash compensation expense for
intrinsic value of options
granted in September	-	-	885,000	-	-	(737,500)	-	147,500

Issuance of shares of common stock	4,225,500	4,226	2,108,524	(2,112,750)	25,000	-	-	25,000

Non-cash compensation expense for
intrinsic value of options
granted in October	-	-	600,000	-	-	(562,500)	-	37,500

Issuance of shares of common stock	1,094 ,000	1,094	545,906	(547,000)	-	70,727	-	70,727

Common stock to be issued
for services and expense
reimbursement (13,000 shares)	-	-	-	13,000	-	(4,000)	-	9,000

Common stock to be issued
for cash (265,200 shares)	-	-	-	265,200	-	-	-	265,200

Common stock and warrant to be issued
in exchange for subscriptoins
receivable (805,000 shares)	-	-	-	805,000	(805,000)	-	-	-

Net loss	-	-	-	-	-	-	(4,264,080)	(4,264,080)

Balance at December 31, 2005	36,788 ,024	36,788	4,322,753	1,083,200	(807,581)	(1,355,914)	(4,264,080)	(984,834)

Issuance of shares of common stock	1,523,200	1,523	1,521,679	(1,083,200)	805,000	-	-	1,245,002

Amortization of compensation expense
and services for the three months
ended March 31, 2006	-	-	46,894	-	-	172,789	-	219,683

Issuance of shares of common stock
in conjunction with issuance of
convertible debentures	300,000	300	599,700	-	-	-	-	600,000

Payment for Shares of common stock						-	-	2,581
previously issued	-	-	-	-	2,581	-	-	2,581

Amortization of compensation expense
and services for the three months
ended June 30, 2006	-	-	42,591	-	-	112,585	-	155,176

Cancellation of options granted in 2005	-	-	(160,305)	-	-	160,305	-	-

Net loss	-	-	-	-	-	-	(3,623,125)	(3,623,125)

Balance at June 30, 2006	38,611,224	$38,611	$6,373,312	$-	$-	$(910,235)	$(7,887,205)	$(2,385,517)

The accompanying notes are an integral part of the condensed consolidated financial statements

NEWGEN TECHNOLOGIES, INC.
(Formerly Bongiovi Entertainment, Inc.) and Subsidiaries
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the Period
	For the Six	June 1, 2005	From June 1, 2005
	Months Ended	(Inception) to	(Inception) to
	June 30,	June 30,	June 30,
	2006	2005	2006
Cash flows from operating activities:
Net loss	$(3,623,125)	$(1,510,535)	$(7,887,205)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation	810	-	2,431
Recognition of deferred equity based expense	89,485	149,228	759,520
Non-cash compensation expense	285,374		516,448
Accretion of debt discount on convertible debentures	755	-	755
Amortization of deferred debt issuance costs	99,237	-	99,237
Gain on derivative instruments	(139,115)	-	(139,115)

Changes in operating assets and liabilities:
Decrease in prepaid royalty	125,000	-	-
(Increase) in prepaid assets	(46,233)	-	(52,602)
(Increase) in deposits	(10,710)	-	(10,710)

(Decrease) increase in accounts payable
and accrued expenses - related parties	(327,957)	705,403	639,810
Increase in accounts payable and accrued expenses - non related	3,610,455	339,454	3,975,308
Note payable issued for expenses paid on behalf of the Company
and accrued interest, net of repayments	-	316,500	281,500

Net cash provided by (used in) operating activities	63,976	50	(1,814,623)

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,878,110)	-	(6,226,219)

Net cash used in investing activities	(5,878,110)	-	(6,226,219)

Cash flows from financing activities:

Proceeds from convertible debentures	2,850,000	-	2,850,000
Proceeds from notes payable	2,172,500		2,172,500
Payment of debt issuance costs	(285,000)	-	(285,000)
Proceeds received for common stock issued	1,247,583	-	3,625,721

Net cash provided by financing activities	5,985,083	-	8,363,221

Net increase in cash	170,949	50	322,379

Cash, beginning of period	151,430	-	-

Cash, end of period	$322,379	$50	$322,379

Non cash investing and financing activities:

Common stock issued for deferred equity based expenses, net	$-	$-	$910,234

Common stock issued with the convertible debentures	$600,000	$-	$600,000
and included in deferred debt costs

Increase in derivative financial instrument liability with corresponsding increase in discount on convertible debentures	$2,848,960	$-	$2,848,960

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

(2) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Restatement

On August 29, 2006, the Company restated its financial statements as of and for the three months ended March 31, 2006 and for the period from June 1, 2005 (Inception) to March 31, 2006 to reflect changes in the valuation of our embedded derivative financial instrument liability due to the use of a more comprehensive modeling tool for valuing such complex derivative financial instruments and the identification of other embedded derivative financial instruments. The amounts reported in the accompanying condensed consolidated financial statements as of and for the six months ended June 30, 2006 and for the period from June 1, 2005 (Inception) to June 30, 2006 reflect these restated amounts.

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

* This warrant has an indefinite term, the Company has assigned a term of 30 years as reasonable estimate for reporting purposes

NEWGEN TECHNOLOGIES, INC. (formerly Bongiovi Entertainment, Inc.)
AND SUBSIDIARIES (A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF JUNE 30, 2006
(UNAUDITED)

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments— an amendment of FASB Statements No. 133 and 140” This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006. Management does not believe the adoption of SFAS 155 will have a material impact on the Company’s financial condition or results of operations.

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

At June 30, 2006, the following derivative liabilities related to common stock warrant and embedded derivative instruments were outstanding (See Note 9):

Issue Date	Expiration Date	Instrument	Exercise Price Per Share as of June 30, 2006	Fair Market Value at June 30, 2006

01/24/06	01/23/09	1,125,000 Warrants	$1.00	$192,900

Fair market value of freestanding derivative instrumment liabilities for warrants				192,900

Issue Date	Expiration Date	Instrument	Exercise Price Per Share as of June 30, 2006	Face Value at Issuance	Fair Market Value at June 30, 2006

01/24/06	01/23/09	Convertible Debenture Tranch 1	$0.28	$2,200,000	1,933,200
03/14/06	03/13/09	Convertible Debenture Tranch 2	$0.28	$650,000	584,500

Fair market value of bifurcated embedded derivative instrument liabilities, as noted above					2,517,700
Total derivative fiancial instruments					$2,710,600

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

(13) GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has a working capital deficiency of $6,385,898 and a stockholders’ deficiency of $2,385,317 as of June 30, 2006 and a net loss of $7,887,205 and a cash flow deficiency from operations of $1,814,623 for the period from June 1, 2005 (inception) to June 30, 2006. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Restatement

On August 29, 2006, the Company restated its financial statements as of and for the three months ended March 31, 2006 and for the period from June 1, 2005 (Inception) to March 31, 2006 to reflect changes in the valuation of our embedded derivative financial instrument liability due to the use of a more comprehensive modeling tool for valuing such complex derivative financial instruments and the identification of other embedded derivative financial instruments. The amounts reported in the accompanying condensed consolidated financial statements as of and for the six months ended June 30, 2006 and for the period from June 1, 2005 (Inception) to June 30, 2006 reflect these restated amounts.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Flows From Operations

As of June 30, 2006, we had a cash balance of $322,379 and for the period of June 1, 2005 (inception) to June 30, 2006 a negative cash flow from operations of $1,814,624. The primary funding of operations was received through issuance of common stock. We currently do not have sufficient cash reserves to meet all of our anticipated obligations for the next twelve months. As a result, we will require additional equity and debt funding in the near future. Accordingly, the consolidated financial statements as of June 30, 2006 have been prepared on a going concern basis.

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

At June 30, 2006, the following derivative liabilities related to common stock warrant and embedded derivative instruments were outstanding (See Note 9):

Issue Date	Expiration Date	Instrument	Exercise Price Per Share as of June 30, 2006	Fair Market Value at June 30, 2006

01/24/06	01/23/09	1,125,000 Warrants	$1.00	$192,900

Fair market value of freestanding derivative instrumment liabilities for warrants				192,900

Issue Date	Expiration Date	Instrument	Exercise Price Per Share as of June 30, 2006	Face Value at Issuance	Fair Market Value at June 30, 2006

01/24/06	01/23/09	Convertible Debenture Tranch 1	$0.28	$2,200,000	1,933,200
03/14/06	03/13/09	Convertible Debenture Tranch 2	$0.28	$650,000	584,500

Fair market value of bifurcated embedded derivative instrument liabilities, as noted above					2,517,700
Total derivative fiancial instruments					$2,710,600

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments— an amendment of FASB Statements No. 133 and 140” This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instruments. This statement is effective for fiscal years beginning after September 15, 2006. Management does not believe the adoption of SFAS 155 will have a material impact on the Company’s financial condition or results of operations.

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

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has a working capital deficiency of $6,385,898 and a stockholders’ deficiency of $2,385,317 as of June 30, 2006 and a net loss of $7,887,205 and a cash flow deficiency from operations of $1,814,623 for the period from June 1, 2005 (inception) to June 30, 2006. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s existence is dependent on management’s ability to develop profitable operations and resolve the Company’s liquidity problems. In order to improve the Company’s liquidity, management is actively pursuing additional equity and debt financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its efforts to raise additional financing.

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

The identification of, and accounting for, derivative instruments is complex. Our derivative instrument liabilities are re-valued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income, in the period in which the changes occur. For option-based derivative financial instruments and free standing options or warrants that are accounted for as derivative instrument liabilities, we determine the fair value of these instruments using the Black-Scholes option pricing model. That model requires assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price over the life of the option. The identification of, and accounting for, derivative instruments and the assumptions used to value them can significantly affect our financial statements. The binomial method is used to value all embedded derivative financial instrument.

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