Form 10QSB
period 2006-09-30
NewGen Technologies, Inc
filed 2006-12-08
CIK 833837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT FILED UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

☐ TRANSITIONAL REPORT FILED UNDER SECTION 13 OR 15 (D) OF THE EXCHANGE ACT.

For the transition period from ________ to ________

Commission File Number 0-23365

NEWGEN TECHNOLOGIES, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

Nevada	33-0840184
State or other jurisdiction of	I.R.S. Employer
incorporation or organization	Identification Number

6000 Fairview Road 12th Floor, Charlotte, North Carolina 28210
(Address of principal executive offices)

(704) 552-3590
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of
December 5, 2006, there were 41,887,981 shares of Common Stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):

Yes ☐  No ☒

TABLE OF CONTENTS

Page
PART I FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

a. Condensed Consolidated Balance Sheet as of September 30, 2006 (Unaudited)	1

b. Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006 and for the three months ended September 30, 2005 and for the period from June 1, 2005 (Inception) to September 30, 2005 and for the period from June 1, 2005 (Inception) to September 30, 2006 (Unaudited)	2

c. Condensed Consolidated Statement of Changes in Stockholders’ Deficiency for the period from June 1, 2005 (Inception) to September 30, 2006 (Unaudited)	3

d. Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006; and for the period from June 1, 2005 (Inception) to September 30, 2006 (Unaudited)	4

e. Notes to Condensed Consolidated Financial Statements as of September 30, 2006 (Unaudited)	5

Item 2. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS	30

Item 3. CONTROLS AND PROCEDURES	43

PART II OTHER INFORMATION	44

Item 1. LEGAL PROCEEDINGS	44

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	44

Item 3. DEFAULTS ON SENIOR SECURITIES	44

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	45

Item 5. OTHER INFORMATION	45

Item 6. EXHIBITS AND REPORTS ON 8-K	45

SIGNATURES PAGE	47

CERTIFICATIONS	48

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements contained in the Plan of Operation of this Quarterly Report on Form 10-QSB include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results of NewGen Technologies, Inc. (sometimes referred to as "we", "us" or the "Company"), performance (financial or operating) or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based upon the Company's best estimates of future results, general merger and acquisition activity in the marketplace, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "project," "expect," "believe," "estimate," "anticipate," "intends," "continue", "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. (See the Company's Form 10-KSB for a description of certain of the known risks and uncertainties concerning the Company.)

NEWGEN TECHNOLOGIES, INC.
(Formerly Bongiovi Entertainment, Inc.) and Subsidiaries
(A development stage company)
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

ASSETS
September 30,
2006
CURRENT ASSETS
Cash	$906,350
Accounts receivable, net of allowances for doubtful accounts of $255,660	615,997
Unbilled revenue, net of advance payments $330,000	230,093
Deposits	20,710
Prepaid assets	54,039
Deferred debt issuance costs	319,141
Total Current Assets	2,146,330

Long term deferred debt issuance costs	613,782
Property, plant and equipment, net of accumulated depreciation of $11,369	6,395,435
Investment in IPF America	26,977
Total Other Assets	7,036,194
TOTAL ASSETS	$9,182,524

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Notes payable	4,443,731
Accounts payable and accrued expenses - non-related	3,676,318
Accounts payable and accrued expenses - related parties	$406,188
Total Current Liabilities	8,526,237

LONG TERM LIABILITIES
Convertible debentures, net of unamortized discount of $4,611,984	963,016
Derivative financial instrument liability	3,428,600
Total Long Term Liabilities	4,391,616
TOTAL LIABILITIES	12,917,853

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, none issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares authorized,
39,564,349 shares issued and outstanding	39,563
Additional paid-in capital	6,302,451
Deferred equity-based expenses	(339,765)
Accumulated other comprehensive income	1,850
Deficit accumulated during development stage	(9,739,428)
TOTAL STOCKHOLDERS' DEFICIENCY	(3,735,329)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$9,182,524

The accompanying notes are an integral part of the condensed consolidated financial statements

NEWGEN TECHNOLOGIES, INC.
(Formerly Bongiovi Entertainment, Inc.) and Subsidiaries
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months	For the Three Months	For the Nine Months	For the Period From June 1, 2005	For the Period From June 1, 2005
	Ended	Ended	Ended	(Inception) to	(Inception) to
	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006

Revenues	$191,917	$-	$191,917	$-	$191,917

Compensation	906,702	374,277	2,233,195	831,850	3,886,556
Professional services	1,144,935	403,794	2,296,537	981,612	3,663,643
Travel	160,358	69,412	625,368	252,191	1,079,070
Marketing	1,034	1,415	4,806	242,699	246,148
Royalty	-	62,500	125,000	62,500	250,000
Investor relations	27,487	29,265	206,329	29,265	325,035
Provision for loss on
advances to joint ventures	4,728		132,111	-	240,668
General and administrative expenses	231,719	31,291	479,019	71,235	642,129

Loss from operations	(2,285,046)	(971,954)	(5,910,448)	(2,471,352)	(10,141,332)

Other Income (expenses)
Derivative instrument income	1,072,850	-	1,211,961	-	1,211,961
Interest	(106,187)	(8,999)	(141,629)	(20,137)	(168,861)
Settlements and penalties	(432,364)		(432,364)		(432,364)
Amortization of deferred
debt issuance costs	(67,841)		(167,077)	-	(167,077)
Bank fees and escrow fees	(33,635)	(3,747)	(35,791)	(3,746)	(41,755)
Total other income (expenses)	432,823	(12,746)	435,100	(23,883)	401,904

Loss before provision for income taxes	(1,852,223)	(984,700)	(5,475,348)	(2,495,235)	(9,739,428)

Provision for income taxes	-	-	-	-	-

Net loss	$(1,852,223)	$(984,700)	$(5,475,348)	$(2,495,235)	$(9,739,428)

Loss per share - basic and diluted	$(0.05)	$(0.03)	$(0.14)	$(0.08)	$(0.27)

Weighted average number of common shares outstanding - basic and diluted	38,901,815	33,044,247	38,380,929	32,580,309	36,630,946

The accompanying notes are an integral part of the condensed consolidated financial statements

NEWGEN TECHNOLOGIES, INC.
(Formerly Bongiovi Entertainment, Inc.) and Subsidiaries
(A development stage company)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE PERIOD FROM JUNE 1, 2005 (INCEPTION) TO SEPTEMBER 30, 2006
(UNAUDITED)

							Accumulated	Deficit
				Common	Common	Deferred	Other	Accumulated
			Additional	Stock to	Stock	Equity	Comprehensive	During
	Common Stock		Paid-In	be	Subscriptions	Based	Income	Development
	Shares	Amount	Capital	issued	Receivable	Expenses	(Loss)	Stage	Total
Balance at June 1, 2005	-	$-	$-	$-	$-	$-	$-	$-	$-

Issuance of shares of common stock to founders in exchange for subscriptions receivable	27,711,000	27,711	(24,940)	-	(2,581)	-	-	-	190

Issuance of shares of common stock in exchange for services and expense reimbursement	424,033	424	211,596	-	-	-	-	-	212,020

Transfer of shares of common stock in a share exchange agreement	3,333,491	3,333	(3,333)	-	-	-	-	-	-

Common stock to be issued for cash (4,225,500 shares)	-	-	-	2,112,750	(25,000)	-	-	-	2,087,750

Common stock to be issued for services and expense reimbursement (1,094,000 shares)	-	-	-	547,000	-	(122,641)	-	-	424,359

Non-cash compensation expense for intrinsic value of options granted in September	-	-	885,000	-	-	(737,500)	-	-	147,500

Issuance of shares of common stock	4,225,500	4,226	2,108,524	(2,112,750)	25,000	-	-	-	25,000

Non-cash compensation expense for intrinsic value of options granted in October	-	-	600,000	-	-	(562,500)	-	-	37,500

Issuance of shares of common stock	1,094,000	1,094	545,906	(547,000)	-	70,727	-	-	70,727

Common stock to be issued for services and expense reimbursement (13,000 shares)	-	-	-	13,000	-	(4,000)	-	-	9,000

Common stock to be issued for cash (265,200 shares)	-	-	-	265,200	-	-	-	-	265,200

Common stock and warrant to be issued in exchange for subscriptoins receivable (805,000 shares)	-	-	-	805,000	(805,000)	-	-	-	-

Net loss	-	-	-	-	-	-	-	(4,264,080)	(4,264,080)
Balance at December 31, 2005	36,788,024	36,788	4,322,753	1,083,200	(807,581)	(1,355,914)	-	(4,264,080)	(984,834)

Issuance of shares of common stock	1,523,200	1,523	1,521,679	(1,083,200)	805,000	-		-	1,245,002

Amortization of compensation expense and services for the three months ended March 31, 2006	-	-	46,894	-	-	172,789	-	-	219,683

Issuance of shares of common stock in conjunction with issuance of convertible debentures	300,000	300	599,700	-	-	-	-	-	600,000

Payment for Shares of common stock previously issued	-	-	-	-	2,581	-	-	-	2,581

Amortization of compensation expense and services for the three months ended June 30, 2006	-	-	42,591	-	-	112,585	-	-	155,176

Cancellation of options granted in 2005	-	-	(160,305)	-	-	160,305	-	-	-

Conversion of Cornell Debenture on August 22, 2006	390,625	390	99,610	-	-	-	-	-	100,000

Amortization of compensation expense and services for the three months ended Sept. 30, 2006	-	-	42,591	-	-	132,970	-	-	175,561

Equity based settlement	562,500	562	224,438	-	-	-	-	-	225,000

Cancellation of options granted in 2005	-	-	(437,500)	-	-	437,500	-	-	-

Foreign currency translation gain	-	-	-	-	-	-	1,850	-	1,850

Net loss	-	-	-	-	-	-	-	(5,475,348)	(5,475,348)
Balance at September 30, 2006	39,564,349	$39,563	$6,302,451	$-	$-	$(339,765)	$1,850	$(9,739,428)	$(3,735,329)

The accompanying notes are an integral part of the condensed consolidated financial statements

NEWGEN TECHNOLOGIES, INC.
(Formerly Bongiovi Entertainment, Inc.) and Subsidiaries
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the Period
	For the Nine	June 1, 2005	From June 1, 2005
	Months Ended	(Inception) to	(Inception) to
	September 30, 2006	September 30, 2005	September 30, 2006
Cash flows from operating activities:
Net loss	$(5,475,348)	$(2,495,235)	$(9,739,428)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation	9,748	-	11,368
Recognition of deferred equity based expense	132,076	573,537	848,182
Non-cash compensation expense	418,344	36,875	603,344
Accretion of debt discount on convertible debentures	35,331	-	35,331
Amortization of deferred debt issuance costs	167,078	-	167,078
Gain on derivative instruments	(1,211,961)	-	(1,211,961)
Amortization of royalty agreement	-	62,500	-
Financing penalty	171,000	-	171,000
Equity based settlement stock issued	225,000	-	225,000
Settlement fee	36,364		36,364
Equity in net income of investee	(10,525)	-	(10,525)

Changes in operating assets and liabilities:
(Increase) in trade accounts receivable and other assets	(479,074)	-	(479,074)
Decrease / (Increase) in prepaid royalty	125,000	(250,000)	-
(Increase) in prepaid assets	(57,672)	-	(64,040)
(Increase) in other current assets	(10,710)	(23,334)	(10,710)
(Decrease) / Increase in accounts payable
and accrued expenses - related parties	(204,443)	527,094	763,324
Increase in accounts payable and accrued expenses - non related	3,165,040	265,382	3,529,893
Note payable issued for expenses paid on behalf of the Company
and accrued interest, net of repayments	-	281,500	281,500
(Increase) in receivable from future joint venture		(58,306)
Net cash used in operating activities	(2,964,752)	(1,079,987)	(4,843,354)

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,951,425)	(8,108)	(5,959,533)
Deposit on land and improvements		(170,000)	(340,000)
Acquisitions	(351,067)		(351,067)
Net cash used in investing activities	(6,302,492)	(178,108)	(6,650,600)

Cash flows from financing activities:

Proceeds from convertible debentures	5,000,000	-	5,000,000
Proceeds from notes payable	4,443,731	-	4,443,731
Payment of debt issuance costs	(671,000)	-	(671,000)
Proceeds received for common stock issued to founders	-	190	190
Proceeds received from common stock to be issued	-	2,087,750	2,377,950
Proceeds received for common stock issued	1,247,583	-	1,247,583
		-
Net cash provided by financing activities	10,020,314	2,087,940	12,398,454

Effect of foreign currency translation on cash	1,850	-	1,850

Net increase in cash	754,920	829,845	906,350

Cash, beginning of period	151,430	-	-

Cash, end of period	$906,350	$829,845	$906,350

Non cash investing and financing activities:

Common stock issued for deferred equity based expenses	$-	$-	$910,234

Conversion of debenture into stock	$100,000	$-	$100,000

Common stock issued with the convertible debentures and included in deferred debt costs	$600,000	$-	$600,000

Settlement of debt with issuance of common stock	$225,000	$-	$225,000

Increase in derivative financial instrument liability with
corresponding increase in discount on convertible debentures	$4,646,560	$-	$4,646,560

The accompanying notes are an integral part of the condensed consolidated financial statements

NEWGEN TECHNOLOGIES, INC (formerly Bongiovi Entertainment, Inc.) AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006
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

The Company has not generated any significant revenues since inception and the Company is in the process of raising additional capital and financing for future operations (See Note 13).

(2) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Restatement

On August 29, 2006, the Company restated its financial statements as of and for the three months ended March 31, 2006 and for the period from June 1, 2005 (Inception) to March 31, 2006 to reflect changes in the valuation of our embedded derivative financial instrument liability due to the use of a more comprehensive modeling tool for valuing such complex derivative financial instruments and the identification of other embedded derivative financial instruments. The amounts reported in the accompanying condensed consolidated financial statements as of and for the nine months ended September 30, 2006 and for the period from June 1, 2005 (Inception) to September 30, 2006 reflect these restated amounts.

NEWGEN TECHNOLOGIES, INC (formerly Bongiovi Entertainment, Inc.) AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006
(UNAUDITED)

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. They do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information refer to the December 31, 2005 consolidated financial statements of NewGen Technologies, Inc., included in the Company’s filing on Form 10-KSB /Amendment No.2 on June 14, 2006.

Revenue Recognition and Valuation of Unbilled Revenues

Revenue is recognized only when all of the following are present: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, our fee to the client is fixed or determinable, and collectibility is reasonably assured. These criteria are in accordance with GAAP and SEC Staff Accounting Bulletin No. 104 (SAB 104). The Company currently offers engineering services, project management and logistical support to its clients. Revenues are recorded in the period in which services are provided and meet revenue recognition criteria in accordance with SAB 104. The Company bills clients based upon a predetermined agreed upon fixed fee or based on actual hours incurred on client projects at expected net realizable rates per hour, plus agreed upon out-of-pocket expenses. The cumulative impact on any subsequent revision in the estimated realizable value of unbilled fees for a particular client project is reflected in the period in which the change becomes known.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of NewGen Technologies, Inc., its wholly-owned subsidiaries majority owned (greater than 50% owned) subsidiaries and all variable interest entities (VIE’s) (collectively, the “Company”) for which the Company is the primary beneficiary. All material intercompany accounts and transactions have been eliminated in consolidation.

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

NEWGEN TECHNOLOGIES, INC (formerly Bongiovi Entertainment, Inc.) AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006
(UNAUDITED)

Joint Ventures

The Company intends to operate certain of its manufacturing and distribution business through various joint ventures. Upon the adoption of FIN 46 (R), the Company has consolidated all joint ventures that were determined to be VIE’s and where the Company is the primary beneficiary.

On September 2, 2005, the Company formed a joint venture, named Advanced Biotechnologies, LLC, with Advanced Biotechnologies, Inc. for the purpose of blending, processing, storing, distributing and selling biodiesel, biodiesel mixtures and biodiesel byproducts. The Company has a 50% voting interest and a 50% allocation share of Advanced Biotechnologies, LLC’s profits and losses. The Company is committed to fully fund the $200,000 of joint venture equity to be used for working capital. The Company has contributed capital of $535,271 for initial start up costs to Advanced Biotechnologies, LLC as of September 30, 2006. Although not required, an additional $32,060 was contributed for working capital subsequent to September 30, 2006. The Company has concluded that this joint venture is a VIE and accordingly has included this entity in its consolidated financial statements as of September 30, 2006 and for the period from June 1, 2005 (inception) to September 30, 2006.

On November 8, 2005, the Company formed a joint venture, named PowerSHIFT Biofuels of Iowa, LLC, with PowerSHIFT Energy Company, Inc., for the purpose of conducting the business of manufacturing, processing, storing, marketing, distributing, and selling biodiesel, biodiesel mixtures, and biodiesel byproducts. The Company has a 50% voting interest and a 50% allocation share of PowerSHIFT Biofuels of Iowa, LLC’s profits and losses. The Company is committed to fund up to $125,000 in initial start up costs. The Company has contributed capital of $210,090 for initial start up costs to PowerSHIFT Biofuels of Iowa, LLC as of September 30, 2006. The Company has concluded that this joint venture is a VIE and accordingly has included this entity in its consolidated financial statements as of September 30, 2006 and for the period from June 1, 2005 (inception) to September 30, 2006.

On November 8, 2005, the Company formed a joint venture, named PowerSHIFT Biofuels of Hawaii, LLC, with PowerSHIFT Energy Company Inc., for the purpose of conducting the business of manufacturing, processing, storing, marketing, distributing, and selling biodiesel, biodiesel mixtures, and biodiesel byproducts. The Company has a 50% voting interest and a 50% allocation share of PowerSHIFT Biofuels LLC’s profits and losses. The Company is committed to fund up to $125,000 in initial start up costs, however, as of September 30, 2006, there has been no activity in the joint venture. Therefore, the Company has not advanced any capital for initial start up costs to PowerSHIFT Biofuels of Hawaii, LLC. The Company has concluded that this joint venture is a VIE and accordingly has included this entity in its consolidated financial statements as of September 30, 2006 and for the period from June 1, 2005 (inception) to September 30, 2006.

On November 29, 2005, the Company signed an agreement with AG Global Partners, Ltd., that included several provisions that if agreed, would then lead to the formation of a joint venture named NewGen Fuel Technologies, Ltd., a company registered in the United Kingdom. The purpose of the joint venture was to be involved in all steps of the manufacture of biofuels through the supply and distribution of fuels to wholesale and retail networks in Europe, the Middle East, Southeastern Asia and Australia. The Company has a 50% voting interest and a 50% allocation share of NewGen Fuel Technologies, Ltd’s profits and losses. The Company is committed to fund up to $200,000 in working capital costs as a short-term loan. As of September 30, 2006, the Company has funded the start up costs in the amount of $235,939, however, the amount has been fully reserved since the joint venture has not been consummated. On September 5, 2006, the Company terminated its interest in consummating this joint venture and has paid AG Global Partners Ltd. a cash payment of $110,000 and 562,500 shares of the Company’s Common Shares and 562,500 shares was paid by a former executive director.

NEWGEN TECHNOLOGIES, INC (formerly Bongiovi Entertainment, Inc.) AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006
(UNAUDITED)

On November 30, 2005, the Company formed a joint venture named Actanol BioEngineering, LLC, with Actanol Service, Ltd., a provider of alternative energy and biofuel plant solutions, to conduct the business of design, engineering, contracting, building, staffing and managing the feasibility and operational processes of various types of biofuel plants and agro-refineries. On August 15, 2006, the Company increased its ownership interest from 50% voting interest to 60% and from 50% to 60% allocation share of Actanol BioEngineering, LLC’s profits and losses. Additionally, Actanol BioEngineering LLC changed its capital structure from a limited liability company to a corporation. The Company is committed to fund up to $125,000 in initial start up costs. The Company has advanced $787,874 for initial start up costs to Actanol BioEngineering, LLC as of September 30, 2006. Although not required, an additional $45,000 was contributed for working capital subsequent to September 30, 2006. The Company has included this entity in its consolidated financial statements as of September 30, 2006 and for the period from June 1, 2005 (inception) to September 30, 2006.

On September 26, 2006 the Company formed a joint venture named NewGen Biofuels Asia Pte Ltd (“NBA”) a company registered in Singapore, with Palmbio Venture Pte Lte, a company registered in Singapore, for the purpose of conducting the business of manufacturing, processing, storing, marketing, distributing, and selling biodiesel, biodiesel mixtures, and biodiesel byproducts. The Company has a 68% voting interest. The Company has no commitments to fund initial start up costs and working capital, however, as of September 30, 2006, the Company has advanced $190,000 in costs prior to creation of NBA. Additional working capital requirements will be treated as shareholder loans. An additional $17,000 was loaned to NBA for working capital subsequent to September 30, 2006.

Investment in Unconsolidated Entity

The Company accounts for its thirty percent investment in an unconsolidated entity under the equity method of accounting, as the Company does not have any management control over this entity. This investment was recorded initially at cost and subsequently adjusted for equity in net earnings and cash distributions. On August 31, 2006, in conjunction with the acquisition described below, the Company purchased a minority interest in IPF America, Inc., a privately owned engineering consulting firm, for a purchase price of $16,492. Legal and professional fees associated with the purchase of the partnership interest, were expensed.

Acquisitions

On August 18, 2006 the Company’s majority owned subsidiary Actanol, Inc. acquired all of the issued and outstanding capital stock of a privately held company, Blitz 06-149 GmbH., a German shelf company with no assets or liabilities set up for the purpose of accelerating the legal process of setting up a German corporation for approximately $34,000. Blitz 06-149 subsequently changed its name to Actanol GmbH and on September 1, 2006 acquired 98.8% of IPF Germany GmbH for approximately $8,800 from Industrie Planung Fischer AG, an entity in German insolvency proceedings. As required by the insolvency administrator, an interest bearing two month working capital loan of $317,125, held in escrow under the control of the insolvency administrator was set up and used during the months of September and October 2006. This loan has a term of one year and an interest rate of 10%. Accordingly, it is eliminated in consolidation. Additionally, on September 1, 2006 IPF Germany GmbH acquired for approximately $308,000 all the assets of Industrie Planung Fischer AG, including 99% of the outstanding stock of IPF Polska and 30% of the outstanding stock of IPF America, Inc. The aggregate acquisition price for all transactions described above was approximately $351,000, which was paid entirely in cash. Management estimated the net fair value of the assets and stock purchased to be approximately $351,000, as shown below.

The acquisition of the IPF entities including the assets of Industrie Planung Fischer AG, a provider of project engineering, project management and engineering consulting services, compliment and optimize Actanol, Inc.’s ability to provide full service biofuel plant design, building, staffing and management solutions.

Under the purchase method of accounting, the purchase price for the 2006 Acquisitions was allocated to the acquired companies’ net tangible and intangible assets based on their estimated fair values as of the date of the completion of the respective acquisition. The allocation of the total purchase price is summarized below:

	Purchase Price	Asset Life
	Allocation	In Years
Software licenses	$130,963	1-3
Vehicles & equipment	119,407	1-5
Accounts receivable	421,283
Other assets	117,912
Shares of Blitz & IPF America, Inc.	50,492	Indefinite
Current liabilities assumed	(488,990)
Net assets acquired	$351,067

NEWGEN TECHNOLOGIES, INC (formerly Bongiovi Entertainment, Inc.) AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006
(UNAUDITED)

Purchase Accounting for Acquisitions

The fair values used in determining the purchase price allocation for certain intangible assets for the Company’s acquisitions were based on the net assets acquired at the end of the previous month. An independent valuation and allocation of fair market values is currently in process. If a material difference arises between the value used and the independent valuation and allocation, the Company will make the appropriate adjustment and file an amended third quarter 10-QSB.

The results of operations of the 2006 Acquisitions are included in the Company’s results of operations beginning after their respective acquisition dates. The following unaudited pro forma information combines the consolidated results of operations of the Company and the companies that it acquired as if the acquisitions had occurred at the beginning of fiscal year 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues	$687,000	$716,000	$1,014,000	$1,688,000
(Loss) from Operations	(1,789,000)	(256,000)	(5,088,000)	(783,350)
Net (Loss)	(1,853,000)	(911,700)	(5,549,132)	(1,901,235)
Per Share - basic and fully diluted	(0.05)	(0.03)	(0.14)	(0.06)

The unaudited pro forma information does not purport to be indicative of the results that would actually have been achieved had the acquisitions occurred as of the date of the periods indicated.

Cash

The Company maintains its cash balances in financial institutions. Balances in the institutions may at times exceed the Federal Deposit Insurance Corporation limits.

Accounts Receivable and Allowance for Doubtful Accounts

The Company carries accounts receivable at their face amount less allowances for doubtful accounts, and carries unbilled revenues at estimated net realizable value. Assessing the collectibility of receivables (billed and unbilled) requires management judgment. When evaluating the adequacy of the allowance for doubtful accounts and the overall collectibility of receivables, the Company analyzes historical bad debts, client creditworthiness, the age of accounts receivable and current economic trends and conditions.

NEWGEN TECHNOLOGIES, INC (formerly Bongiovi Entertainment, Inc.) AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006
(UNAUDITED)

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

Long Lived Assets

Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such review indicates that the asset is impaired when the carrying amount of an asset exceeds the sum of its expected future cash flows on an undiscounted basis, the asset’s carrying amount is written down to fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Excess of Cost Over Net Assets Acquired

In accordance with Statement of Financial Accounting Standard No. 141, “Business Combinations” (SFAS 141) the Company allocates the purchase price of its acquisitions to the tangible assets, liabilities and intangible assets acquired based on their estimated fair values. The excess purchase price over those fair values is recorded as “Excess of Cost Over Net Assets Acquired”. The fair values assigned to intangible assets acquired is either based on valuations prepared by independent third-party appraisal firms using estimates and assumptions provided by management or negotiated at arms-length between the Company and the seller of the acquired assets. In accordance with SFAS 141, goodwill and purchased intangibles with indefinite lives acquired after June 30, 2001 are not amortized, but will be reviewed periodically for impairment. Purchased intangibles with finite lives will be amortized on a straight-line basis over their respective useful lives. As discussed above, the transaction completed September 1, 2006 resulted in excess net assets acquired over cost, or negative goodwill. Management considered the negative goodwill in light of SFAS 141 and determined the circumstances of the transactions to merit a reduction of the intangible assets acquired.

Loss per Share

Basic net income (loss) per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed based on the weighted average number of common shares and common stock equivalents outstanding during the period. The exercise of options to purchase 300,000 shares and warrants to purchase 4,645,000 common shares; and debt (principal and interest) convertible into an indeterminable number of common shares as of September 30, 2006, (the conversion feature is limitless as the price per share declines, see note 10) were not included in the computation of diluted loss per share since the assumed conversion and exercise would be anti-dilutive for all periods presented.

NEWGEN TECHNOLOGIES, INC (formerly Bongiovi Entertainment, Inc.) AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006
(UNAUDITED)

Income Taxes

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Fair Value of Financial Instruments

At September 30, 2006, the carrying value of the Company’s financial instruments, which include cash, accounts receivable, prepaid assets, accounts payable and accrued expenses for related and non-related parties, and notes payable, approximates their fair value due to the short-term maturity of those instruments. The Company has estimated the fair value of its convertible debentures, excluding the value of any conversion, call or put rights, using a discounted future cash flow analysis. The Company utilized a discount rate commensurate with other entities with similar credit and business risks, in this analysis. The carrying amount and estimated fair value is as follows:

	September 30, 2006
	Carrying Amount	Estimated Fair Value using Discounted Cash Flow Analysis
Convertible Debentures	$963,016	$1,565,901

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

NEWGEN TECHNOLOGIES, INC (formerly Bongiovi Entertainment, Inc.) AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006
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

NEWGEN TECHNOLOGIES, INC (formerly Bongiovi Entertainment, Inc.) AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006
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

Stock-Based Compensation

Statement of Financial Accounting Standard No. 123, “Accounting for Stock−Based Compensation” (SFAS 123) previously provided companies with a choice to follow the provisions of SFAS 123 in determination of stock−based compensation expenses or to continue with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Under APB 25, if the exercise price of the stock options granted to employees equals or exceeds the market price of the underlying common stock on the date of grant, no compensation expense is recognized.

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

Prior to January 1, 2006, we accounted for our stock-based compensation under the recognition and measurement provisions of APB No. 25, and related Interpretations, as permitted by SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”. Stock-based compensation cost representing a prorata portion of the “in the money” intrinsic value was recognized in the Consolidated Statements of Operations during 2005 included in the period from June 1, 2005 (inception) to September 30, 2006 as all options granted under our option plans had an exercise price less than the fair market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective transition method. As a result, the Company’s net loss before taxes for the three months and nine months ended June 30, 2006 is $42,591 and $132,076, respectively, higher than if it had continued to account for share−based compensation under Accounting Principles Board (“APB”) opinion No. 25. As of September 30, 2006, the Company has $47,238 of unrecognized stock-based compensation cost related to non-vested stock-based compensation that is expected to be recognized over the next twelve months.

The provisions of SFAS 123R require that we make an estimate of our forfeiture rate and adjust the expense that we recognize to reflect the estimated number of options that will go unexercised. Due to our early stage of development as a newly focused company and our limited workforce of nine employees as of September 30, 2006, including executive officers, we are challenged to develop an appropriate estimate of forfeitures. Based on these circumstances we have opted for a conservative position in that we are estimating forfeitures to be 0% at this time. We will continue to assess this position as our company develops and our workforce expands. When we feel that we have sufficient data on which to base an assumption we will adjust the expense recognized, if necessary.

NEWGEN TECHNOLOGIES, INC (formerly Bongiovi Entertainment, Inc.) AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006
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

In addition, a special one-time award was granted to certain individuals for their efforts contributed to the Company up to the date of the award. The amount of shares allocated for this award is 300,000. The options were granted as of September 9, 2005, and participants will be fully vested over a two-year timeframe with an expiration period of ten (10) years after the last vesting date. The option exercise price is $0.50 per share. The shares are to be equally split between certain officers. In January 2006 one of the grantees resigned and forfeited his award, which amounted to 75,000 shares. Another award was granted to the chief financial officer on October 10, 2005, the date of employment, for the option to purchase 500,000 shares at $1.00 per share and vesting in accordance with the NQSO Plan. On August 1, 2006, an award for 75,000 shares was granted to a former executive officer as part of a settlement plan (see Note 7, Contingencies) and on September 29, 2006 the one of the grantees forfeited his award of 500,000 shares.

We may also issue options or warrants to non-employees in connection with consulting or other services they provide.

The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2005	2006
Risk free interest rate	3.94%	3.94%
Volatility factor	185.50%	185.50%
Term in years	5.00	2.50
Expected dividend yield	-	-

The weighted average fair value of options and warrants granted during 2005 is estimated to be $2.62 and $0.60, respectively, and the weighted average fair value of options and warrants granted during 2006 is estimated to be $2.58 and $0.53.

NEWGEN TECHNOLOGIES, INC (formerly Bongiovi Entertainment, Inc.) AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006
(UNAUDITED)

The Company has reserved shares of its authorized but un-issued common stock for the following:

	Stock Options		Warrants
	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share	Total	Exercisable
Balance at 06/01/2005 (Inception):	-	-	-	-	-	-
Granted	800,000	$0.81	2,395,000	$0.30	3,195,000	2,395,000
Excercised	-		-		-
Expired	-		-		-
Forfeited	-		-		-
Balance at 12/31/2005:	800,000	$0.81	2,395,000	$0.30	3,195,000	2,395,000
Granted	-		2,250,000	$0.50	2,250,000	2,250,000
Excercised	-		-		-
Expired	-		-		-
Forfeited	(75,000)	(0.50)	-		(75,000)
Balance at 06/30/2006:	725,000	$0.84	4,645,000	$0.40	5,370,000	4,645,000
Granted	75,000	0.50	-		75,000	75,000
Excercised	-		-		-
Expired	-		-		-
Forfeited	(500,000)	1.00	-		(500,000)
Balance at 09/30/2006	300,000	0.50	4,645,000	0.40	4,945,000	4,720,000

The following table summarizes information concerning options and warrants outstanding and excercisable at September 30, 2006:

		Options Outstanding		Options Exercisable
			Weighted		Weighted
	Weighted		Average		Average
	Average	Number	Exercise	Number	Exercise
	Remaining	of	Price Per	of	Price Per
Range of Exercise Prices	Life	Options	Share	Options	Share
$0.50	11.00	225,000	$0.50
0.50	2.33	75,000	0.50	75,000	0.50
0.50	8.83	300,000	$0.50	75,000	0.50

			Warrants Outstanding		Warrants Exercisable
				Weighted		Weighted
	Weighted			Average		Average
	Average		Number	Exercise	Number	Exercise
	Remaining		of	Price Per	of	Price Per
Range of Exercise Prices	Life		Warrants	Share	Warrants	Share
$0.001	28.83	*	2,155,000	$0.001	2,155,000	$0.001
1.00	2.33		2,250,000	$0.50	2,250,000	$0.50
1.50	4.25		140,000	$1.50	140,000	$1.50
5.00	3.83		100,000	$5.00	100,000	$5.00
0.001 - 5.00	14.72		4,645,000	$0.40	4,645,000	$0.40

* This warrant has an indefinite term, the Company has assigned a term of 30 years as reasonable estimate for reporting purposes

NEWGEN TECHNOLOGIES, INC (formerly Bongiovi Entertainment, Inc.) AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006
(UNAUDITED)

Reclassifications

Certain amounts in the 2005 consolidated financial statements have been reclassified to conform to the current year presentation. Reclassifications include: “general and administrative expenses” which is now reported in the separate line items of compensation, professional services, travel, marketing, royalty, investor relations, and provision for loss on advances to joint ventures. These reclassifications did not impact the Company’s reported income from continuing operations.

Foreign Currency Translation

Monetary transactions in foreign currencies are translated into U. S. dollars, the functional currency, at the rate of exchange at the date of transaction. Transaction gains and losses are recognized in operating expenses within the statement of operations at the average exchange rate during the period.

Monetary assets and liabilities denominated in foreign currencies are translated into U. S. dollars, the functional currency, at the rate of exchange at the balance sheet date.

These financial statements are presented in U.S. dollars. Translation of balance sheet data from Euros’ to U.S. dollars is made at the exchange rate on the balance sheet date (1 Euro equals U.S. dollar $0.78828). Translation of operating statement and cash flow amounts is made at the average exchange rate for the period (1 Euro equals U.S. dollar $.78621) Translation gains and losses are recognized within “other comprehensive loss” on the balance sheet.

Comprehensive income (loss)

In accordance with FASB Statement No. 130, “Reporting Comprehensive Income”, all components of comprehensive income (loss), including net income (loss) are reported in the financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss), consisting solely of foreign currency translation adjustments, are reported, net of any related tax effect to arrive at comprehensive income (loss).

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments— an amendment of FASB Statements No. 133 and 140” This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This Statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006. Management does not believe the adoption of SFAS 155 will have a material impact on the Company’s financial condition or results of operations.

NEWGEN TECHNOLOGIES, INC (formerly Bongiovi Entertainment, Inc.) AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006
(UNAUDITED)

FASB Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157), issued in September 2006, establishes a formal framework for measuring fair value under GAAP. It defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for; SFAS No. 123 (R), share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management does not believe the adoption of SFAS 157 will have a material impact on the Company’s financial condition or results of operations.

(3) DEFERRED DEBT ISSUANCE COSTS

On January, 24, 2006, March 14, 2006 and September 15, 2006, in conjunction with the issuance of 10% convertible debentures (See Note 9), the Company paid debt issuance costs in the amount of $220,000, $65,000, and $215,000 respectively, to the lender. In addition, the Company issued 300,000 shares of its common stock to the lender as part of the January 24, 2006 convertible debentures. These shares had a fair value of approximately $600,000 at the date of grant. These debt issuance costs have been deferred and are being amortized using the straight-line method over the term of the convertible debentures of three years. As of September 30, 2006, $932,923 remains deferred with a current portion of $319,141.

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

In addition, the Company purchased property, plant and equipment consisted of the following as of September 30, 2006:

Office equipment	$173,876
Terminal improvements	4,532,928
Terminals	1,700,000
6,406,804
Less accumulated depreciation	(11,369)
$6,395,435

Depreciation expense on office equipment for the period from inception to the period ended September 30, 2006 and 2005 was $9,749 and $-0-, respectively.

NEWGEN TECHNOLOGIES, INC (formerly Bongiovi Entertainment, Inc.) AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006
(UNAUDITED)

(5) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

For the period from June 1, 2005 (inception) to September 30, 2006, various officers and directors of the Company agreed to defer a portion of their salaries payable until such time as adequate funds have been received by the Company. The amount deferred as of September 30, 2006 was $143,276, which is included in accounts payable and accrued expenses - related parties (See Note 12). Accounts payable and accrued expenses consisted of the following as of September 30, 2006:

	Related	Non-related
Accounts Payable	$122,293	$2,682,552
Accrued Expenses	283,895	993,766

Total	$406,188	$3,676,318

(6) NOTES PAYABLE

The Company’s wholly-owned subsidiary, Refuel, executed a promissory note on June 30, 2005 with a former Executive Director in the amount of $316,500 (See Note 12). As of June 30, 2006, the unsecured note had a remaining principal balance of $281,500 and accrued interest of $13,959, which is included in accounts payable and accrued expenses-related parties. The unsecured note bears interest at 10% per annum with an original due date of December 1, 2005, that was extended to January 15, 2006. As of June 30, 2006 the note had not been paid off and was in default. On May 24, 2006, the Company was served with a complaint filed against the Company; however there are no adverse covenants relating to this note payable. On August 1, 2006 the Company reached a settlement in the action entitled John King v. NewGen Technologies, Inc. and Refuel America, Inc. The action was filed in the US District Court for the Western District of North Carolina. The settlement agreement included an option grant of 75,000 shares exercisable at $0.50 per share for a period of 30 months and two 12% convertible unsecured promissory notes (“Settlement Convertible Debentures”) effective August 1, 2006 in the amounts of $317,794 and $357,206 (See Note 9). As a result of the settlement, accrued expenses-related parties and notes payable were reduced by a total of $638,636. In addition, settlement expense increased by $36,364.

On April 26, 2006, the Company entered into an unsecured short-term promissory note with a director in the amount of $420,000 at an interest rate of 10% for working capital purposes. Principal and interest were originally due October 26, 2006 and have been extended for another six months to April 25, 2007. As of September 30, 2006 this note had accrued interest of $18,066.

On May 17, 2006, the Company entered into an unsecured short-term promissory note with a director in the amount of $752,500 at an interest rate of 10% for working capital purposes. Principal and interest were originally due November 17, 2006 and have been extended for another six months to May 16, 2007. As of September 30, 2006 this note had accrued interest of $28,038

On June 12, 2006, the Company received an unsecured loan in the amount of $1,000,000 from Indexia Holdings Limited (“Indexia”). There is no written agreement between the parties and a note has not been executed, however the Company and Indexia have orally agreed that the principal of the loan will be due and payable on December 12, 2006, along with interest of 10% per annum. As of September 30, 2006 this note had accrued interest of $30,137.

On August 8, 2006, the Company entered into an unsecured short-term promissory note with a director in the amount of $500,000 at an interest rate of 10% for working capital purposes. Principal and interest are due February 8, 2007. As of September 30, 2006 this note had accrued interest of $7,808.

On August 24, 2006, the Company entered into an unsecured short-term promissory note with a director in the amount of $500,000 at an interest rate of 10% for working capital purposes. Principal and interest are due February 24, 2007. As of September 30, 2006 this note had accrued interest of $5,068.

On August 31, 2006, the Company entered into an unsecured short-term promissory note with a director in the amount of $600,000 at an interest rate of 10% for working capital purposes. Principal and interest are due March 3, 2007. As of September 30, 2006 this note had accrued interest of $4,932.

On August 31, 2006, the Company entered into an unsecured short-term promissory note with a director in the amount of $671,230 at an interest rate of 10% for working capital purposes. Principal and interest are due March 3, 2007. As of September 30, 2006 this note had accrued interest of $5,517.

NEWGEN TECHNOLOGIES, INC (formerly Bongiovi Entertainment, Inc.) AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006
(UNAUDITED)

 (7) COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases approximately 500 square feet of office space under three non-cancelable operating leases. Two of these leases expire on November 30, 2006 and one expired on August 31, 2006. Recurring monthly rents aggregate $5,699 per month. Rent expense for all operating leases for the period from June 1, 2005 (inception) through September 30, 2006 was approximately $81,000. The leases automatically renew every six months.

Commitments

The Company has entered into three separate five-year management services contracts (commencing on October 1, 2005, November 1, 2005 and April 1, 2006) for management of three fuel terminals (storage tanks, piping and racks for dispensing) for $8,333 per month each. From June 1, 2005 (Inception) to September 30, 2006, the Company has paid $241,667 in terminal management services.

On November 8, 2005, the Company formed a joint venture, named PowerSHIFT Biofuels of Hawaii, LLC, with PowerSHIFT Energy Company Inc., for the purpose of conducting the business of manufacturing, processing, storing, marketing, distributing, and selling biodiesel, biodiesel mixtures, and biodiesel byproducts. The Company is committed to fund up to $125,000 in initial start up costs. The Company has not advanced any capital for initial start up costs to PowerSHIFT Biofuels of Hawaii, LLC as of September 30, 2006.

In the first quarter 2006, the Company entered into various agreements with an engineering consultant and contractors for approximately $3,650,000 for refurbishment of its newly purchased fuel terminals located in Charlotte, NC, Spartanburg SC and Columbus GA, of which the Company has paid approximately, $2,539,000, as of September 30, 2006. The Company expects to enter into additional agreements with the engineering consultant and contractors to bring the terminals into proper working order. The Company anticipates an additional $1,000,000 will be required to complete the refurbishment of the Charlotte terminal and an additional $3,000,000 to $4,000,000 to complete the remaining terminals. The Company anticipates the Charlotte terminal will begin operations within the second quarter of 2007 with Spartanburg and Columbus to follow at the end of the first half of 2007 and second half of 2007, respectively.

NEWGEN TECHNOLOGIES, INC (formerly Bongiovi Entertainment, Inc.) AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006
(UNAUDITED)

Contingencies

On May 24, 2006, the Company and its wholly-owned subsidiary, Refuel, were served with a complaint in an action entitled John King v. NewGen Technologies, Inc. and Refuel America, Inc. The action was filed in the US District Court for the Western District of North Carolina. Mr. King served as Chief Executive Officer of the Company from June 9, 2005 through September 9, 2005. Mr. King then served as Chief Executive Officer of the Company’s International Operations until January 15, 2006. Mr. King also served as a member of the Company’s Board of Directors from June 9, 2005 through January 16, 2006 when he was removed by a vote of the holders of a majority of the Company’s common stock. On August 1, 2006, the Company and Mr. King reached a settlement agreement which granted options for 75,000 shares exercisable over the next 30 months and the Company issued two 12% Settlement Convertible Debentures effective August 1, 2006 in the amounts of $317,794 and $357,206. The debentures are convertible at a fixed price of $0.50 per share (See Notes 9 & 10). Accrued expenses-related and notes payable were reduced by a total of $638,636. In addition, settlement expense increased by $36,364.

On August 25, 2006 Refuel America, Inc., the Company’s wholly-owned subsidiary, S. Bruce Wunner, the Company’s Vice-Chairman and Chief Executive Officer, and Ian Williamson, the Company’s President and Director, were served with a complaint in an action entitled Douglas Brown, Sr. v. Refuel America, Inc., Ian Williamson and S. Bruce Wunner. The action was filed in the Superior Court of the State of North Carolina, Cleveland County. Mr. Brown alleges that in return for advancing a loan of $1,000,000 to a potential acquisition candidate of Refuel, he received 3,740,424 fully paid and non-assessable shares of Refuel common stock. Mr. Brown is seeking a declaration acknowledging his ownership of the Refuel common stock and such other monetary damages as determined at trial. The Company denies all allegations and believes it has sufficient defenses on all matters. In addition, the Company intends to vigorously defend the action brought by Mr. Brown.

On October 20, 2006 the Company was served with a complaint by Mr. Scott Deininger, a current director and formerly served as Chief Financial Officer of the Company from October 10, 2005 through his termination for cause on September 29, 2006. In the complaint, Mr. Deininger alleges that he was party to an employment agreement with a severance package of twelve months salary for termination for any reason other than for cause. Mr. Deininger claims he was wrongfully terminated and is entitled to receive all compensation due under the alleged employment agreement, including the accelerated vesting of options to purchase shares of the Company’s common stock. The Company does not believe that Mr. Deininger’s claims with respect to the employment agreement have any merit, as the Company feels that such agreement was not consummated by the Company and should not be binding upon the Company. The Company has meritorious defenses to any claims by Mr. Deininger that would require the payment of any funds or the acceleration of the vesting of options, in that the agreement was terminated for cause and the severance provisions of the agreement do not apply under such circumstances. The Company intends to vigorously defend the action against Mr. Deininger.

NEWGEN TECHNOLOGIES, INC (formerly Bongiovi Entertainment, Inc.) AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006
(UNAUDITED)

(8) INCOME TAXES

September 30, 2006
Tax (benefit) at U.S. federal statutory rate of 34%	$(1,666,882)
Valuation allowance	1,666,882
Tax expense (benefit)	$-

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at June 30, 2006 are presented below:

September 30, 2006
Deferred income tax assets:
Net operating loss carryforwards	$1,666,882

Deferred income tax liabilities:	-
1,666,882
Valuation allowance	(1,666,882)
Net deferred tax assets	$-

As of September 30, 2006, the Company has a net operating loss carryforward for Federal income tax purposes in the amount of $4,902,593 which expires in 2025. The Company has recorded a valuation allowance of $1,666,882 as of September 30, 2006. The valuation allowance was recorded due to the doubt surrounding the Company’s ability to utilize the deferred tax asset.

(9) CONVERTIBLE DEBENTURES

On January 24, 2006, in connection with the sale of $2,200,000 of 10% Secured Convertible Debentures, the Company issued 300,000 shares of the Company’s Common Stock. Also, as part of the same transaction, the Company also issued a warrant for the purchase of 1,125,000 shares of the Company’s Common Stock at an exercise price of $1.00 per share. The agreement allows for the increase in shares to match $1,125,000 if the Company sells shares at a price below $1.00 per share. The warrant expires in three years. Due to a settlement agreement dated August 1, 2006, with a former executive director (Note 7), whereby shares were issued at $0.50, triggering the ratchet provision of the warrant noted below. The warrant has now been increased to 2,250,000 and the exercise price decreased to $0.50 per share. The expiration date remains three years.

On January 24, 2006, the Company consummated a securities purchase agreement (the “Purchase Agreement”) providing for the sale of its Convertible Debentures in the aggregate principal amount of $5,000,000, of which $2,200,000 was advanced immediately, $650,000 was advanced on March 14, 2006, and the remaining $2,150,000 was advanced on September 19, 2006 two days before the Company’s Registration Statement on Form SB-2 was declared effective by the Securities & Exchange Commission on September 21, 2006. As agreed to in the Purchase Agreement, the Registration Statement was to be declared effective by May 11, 2006, if not, the Company is required to pay the holder liquidated damages for each month that the Registration Statement has not been declared effective, as the case may be, either in cash or shares of the Company’s Common Stock, equal to 2% of the liquidated value of the Convertible Debentures. On June 1, 2006, the Company and the holder signed an amendment to the Registration Rights Agreement extending this date until June 19, 2006. On August 18, 2006, the Company and holder signed an amendment to extend the scheduled effective deadline to September 15, 2006, however, the Company is responsible for liquidated damages from June 19, 2006 to the effective date. As such, the Company’s penalty amounted to $171,000 and was reduced from the loan proceeds received. The Convertible Debentures holders may convert, at any time, the principal amount outstanding into shares of Common Stock, at a conversion price per share equal to the lesser of (i) $1.00, or (ii) eighty percent (80%) of the lowest closing bid price for the Company’s Common Stock during the five trading days immediately preceding the conversion date, subject to adjustment.

NEWGEN TECHNOLOGIES, INC (formerly Bongiovi Entertainment, Inc.) AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006
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

The conversion price of the Convertible Debentures may also be adjusted in certain circumstances, such as if the Company pays a stock dividend, subdivides or combines outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution. Also, if we issue shares of common stock at a price below $1.00 per share, the fixed conversion price of the warrants will be reduced accordingly (the ratchet provision). As a result, the secured Convertible Debentures are not considered to be "conventional convertible debt, convertible into a fixed number of shares" as that term is used in EITF Issue 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company's Own Stock".

The Purchase Agreement includes a Registration Rights Agreement. This agreement requires the Company to pay a penalty of 2% per month of the principal amount of the outstanding Convertible Debentures if a registration statement registering the 300,000 commitment shares, 31,250,000 shares underlying the Convertible Debentures and 2,250,000 shares to be issued upon exercise of the warrants, is not declared effective by May 11, 2006. The penalty is payable in cash or common stock of the Company, at the option of the holders. On June 1, 2006, the Company and the holder signed an amendment to the Registration Rights Agreement extending this date until June 19, 2006. On August 18, 2006, the Company and holder signed an amendment to extend the scheduled effective deadline to September 15, 2006, however, the Company is responsible for liquidated damages from June 19, 2006 to the effective date, September 19, 2006. As such, the Company’s penalty amounted to $171,000 and was deducted from the loan proceeds received.

The warrant for the purchase of 2,250,000 shares of common stock was valued using the Black-Scholes option pricing model. Because of the potential penalties we may have to pay under the Registration Rights Agreement, this warrant has been recorded as a derivative instrument liability rather than as equity. This derivative instrument liability was initially recorded at its fair value and it shall be adjusted to fair value (using the Black-Scholes option pricing model) at the end of each reporting period with any changes in the fair value charged or credited to income in the period of change.

On August 1, 2006 the Company reached a settlement with a former executive director that was filed in the US District Court for the Western District of North Carolina. The settlement agreement included options for 75,000 shares exercisable over the next 30 months and two 12% convertible unsecured promissory notes effective August 1, 2006 in the amounts of $317,794 and $357,206 (See Notes 7 and 10). These settlement debentures are convertible at a fixed price of $0.50 per share. As a result of the settlement, accrued expenses-related parties and accounts payable were reduced by a total of $638,636. In addition, settlement expense increased by $36,364.

NEWGEN TECHNOLOGIES, INC (formerly Bongiovi Entertainment, Inc.) AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006
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

NEWGEN TECHNOLOGIES, INC (formerly Bongiovi Entertainment, Inc.) AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006
(UNAUDITED)

The proceeds received from the Convertible Debentures during the first quarter of 2006 were first allocated to the fair value of the freestanding warrant and then to the fair value of the bifurcated embedded derivative instruments included in the Convertible Debentures. Because the fair value of the warrants of $894,800 and the fair value of the bifurcated derivative instruments of $4,647,900 exceeded the proceeds received, the loan was initially recorded at $285 (a nominal value) and a charge to income of $2,692,985 was recognized to record the warrant and the bifurcated derivative instruments at their fair values. The proceeds received from the Convertible Debentures during the third quarter of 2006 were first allocated to the fair value of the bifurcated embedded derivative instrument included in the Convertible Debenture. The fair value of the bifurcated embedded derivative of $1,565,200 was less than the proceeds received and the loan was recorded at $584,800. There were no proceeds received from the Settlement Convertible Debentures, however, as a result of the settlement, accrued expenses-related parties and accounts payable were reduced by a total of $638,636 and settlement expense increased by $36,364. The fair value of the 75,000 options was $21,200 and the bifurcated embedded derivative of $211,200 were less than the proceeds received and the loan was recorded at $442,600. This discount, together with the stated interest on the Convertible Debentures, is being amortized using the effective interest method over the term of the Convertible Debentures. Under the effective interest method, interest expense in the earlier periods of the term of the debenture is significantly lower than in the latter periods of the term of the debenture.

At September 30, 2006, the following amounts were outstanding under the Convertible Debentures. See Note 10 for information on the derivative instrument liabilities related to the warrant issued and the bifurcated embedded derivative instruments related to the accompanying Convertible Debentures.

The Convertible Debentures bear interest at 10% and are due, along with accrued interest, three years from the date issued.

Original face value	$5,675,000
Less: Conversion on August 22, 2006 (See Note 11)	(100,000)
Net face value at September 30, 2006	5,575,000
Less: unamortized debt discount	(4,611,984)
Balance at September 30, 2006	963,016
Less: current portion	-
$963,016

Principal payments are as follows, for the fiscal years ending December 31:

2006	$-
2007	$-
2008	$675,000
2009	$4,900,000
Total	$5,575,000

NEWGEN TECHNOLOGIES, INC (formerly Bongiovi Entertainment, Inc.) AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006
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

In valuing the warrants and the bifurcated derivative liability instruments, at the time they were issued and at September 30, 2006, we used the market price of our common stock on the date of valuation, an expected dividend yield of 0% and the remaining period to the expiration date of the warrants or repayment date of the convertible debt instrument. The warrant and conversion option can be exercised by the holder at any time.

The volatility factor used was approximately 100% and the risk-free rate of return used was 4.66%, based on constant maturity rates, applicable to the remaining life of the warrants and debentures. In addition a discount was used to account for the lack of marketability of the Company’s stock due to the current thinly trading share volume.

At September 30, 2006, the following derivative liabilities related to common stock warrant and embedded derivative instruments were outstanding (See Note 9):

			Exercise
			Price Per	Fair Market
			Share as of	Value at
Issue Date	Expiration Date	Instrument	September 30, 2006	September 30, 2006

01/24/06	01/23/09	2,250,000 Warrants	$0.50	$86,800
Fair market value of freestanding derivative instrumment liabilities for warrants				$86,800

Issue Date	Expiration Date	Instrument	Exercise Price Per Share as of September 30, 2006	Face Value at Issuance	Fair Market Value at September 30, 2006

01/24/06	01/23/09	Convertible Debenture Tranch 1	$0.13	$2,200,000	$1,450,500
03/14/06	03/13/09	Convertible Debenture Tranch 2	$0.13	$650,000	$461,200
09/15/06	09/15/09	Convertible Debenture Tranch 3	$0.13	$2,150,000	$1,375,100
08/01/06	01/31/08	Settlement Convertible Debenture	$0.50	$675,000	$49,500
08/01/06	01/15/09	Settlemnt Options	$0.50	$21,175	$5,500
Fair market value of bifurcated embedded derivative instrument liabilities, as noted above					$3,341,800
Total derivative financial instruments					$3,428,600

Our obligation to issue shares upon conversion of our convertible debenture is essentially limitless since conversion is at the lower of $1.00 or 80% of the lowest closing bid price for the common stock for the 5 trading days before but not including the conversion date. Accordingly, the number of shares of common stock issuable upon conversion of our secured convertible notes will increase if the market price of our stock declines, which will cause dilution to our existing stockholders. The following is an example of the amount of shares of our common stock that were issuable as of September 30, 2006, upon conversion of the secured convertible notes (excluding accrued interest), based on market prices 25%, 50% and 75% below the market price of $0.20.

% Below Market	Price Per Share	With Discount at 80%	Number of Shares Issuable	% of Outstanding Stock
25%	$0.1200	$0.0960	51,041,667	56.33%
50%	$0.0800	$0.0640	76,562,500	65.93%
75%	$0.0400	$0.0320	153,125,000	79.47%

NEWGEN TECHNOLOGIES, INC (formerly Bongiovi Entertainment, Inc.) AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006
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

On September 9, 2005, the Company issued to four employees options to purchase 300,000 shares at $0.50 per share, having an intrinsic value of $885,000. In 2006, one employee forfeited his options with an intrinsic value of $133,672. There are now 225,000 shares that vest over a two year period, having an intrinsic value of $299,609 which remains deferred as of September 30, 2006. The excess of the fair market value over the intrinsic value of $137,683 had been amortized on a pro forma basis per SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123”. However, with the adoption of SFAS 123 (R) “Share Based Payment” this amount is now being expensed. The additional amount expensed in 2006 was $43,025 and $47,328 remains unamortized as of September 30, 2006.

On October 10, 2005, the Company issued to one employee options to purchase 500,000 shares at $1.00 per share with vesting over a four year period, having an intrinsic value of $600,000, of which $437,500 was written off to additional paid in capital due to these shares being forfeited in conjunction with the forfeiture of these options as of September 30, 2006. The excess of the fair market value over the intrinsic value of $474,937 had been amortized on a pro forma basis per SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123”. However, with the adoption of SFAS 123 (R) “Share Based Payment” this amount is now being expensed. The additional amount expensed in 2006 was $89,051.

During November and December 2005, the Company issued a total of 1,094,000 shares of Common Stock to various individuals who exchanged services, future services and expense reimbursements at $0.50 per share totaling $547,000. As of September 30, 2006 the full amount has been amortized.

NEWGEN TECHNOLOGIES, INC (formerly Bongiovi Entertainment, Inc.) AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006
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

During the nine months ended 2006, the Company sold and issued 440,000 shares of Common Stock to various individuals and a mutual fund at $1.00 per share for cash proceeds of $440,000 and received $807,583 from subscriptions receivable on common stock sold in 2005.

On January 24, 2006, the Company issued 300,000 common shares having a fair market value of $600,000 in conjunction with sale of its Convertible Debentures (See Note 9).

On August 1, 2006, as part of a settlement agreement with a former executive director, the Company issued 75,000 fully vested options at an exercise price of $0.50 per share having an expiration date of January 15, 2009.

On August 22, 2006, $100,000 of the Company’s Convertible Debentures (See Note 9) were converted into 390,625 shares at a per share price of $0.256, which is calculated at the lower of $1.00 or 80% of the previous five day bid price of $0.32.

On September 5, 2006, the Company has terminated its interest in consummating the AG Global Partners, Ltd. joint venture and has paid them a cash payment of $110,000 and 562,500 shares of the Company’s Common Shares, having a fair market value of $225,000 and 562,500 shares was paid by a former executive director. This potential joint venture has been terminated.

(12) RELATED PARTY TRANSACTIONS

Various officers and directors of the Company agreed to defer a portion of their salaries, payable, until such time as adequate funds have been received by the Company. The amount deferred as of September 30, 2006 was $143,276, which is included in accounts payable and accrued expenses - related parties (See Note 5).

On July 1, 2005, the Company entered into an assignment and royalty agreement with two directors and shareholders of the Company, whereby various Great Britain patent applications were assigned to the Company. According to the terms of the agreement, the Company was required to pay $250,000 at the inception of the agreement (paid July 1, 2005) and a continuing royalty fee of the greater of $250,000 or 0.1% of the aggregate products sold per year utilizing the assigned patents during the term of the royalty agreement (indefinite until cancelled by either the directors or the Company). As of September 30, 2006, the $250,000 inception payment has been amortized and the royalty agreement has been cancelled.

On September 14, 2005, the Company entered into a two-month management services agreement with Treasure Coast Capital Partners (“TCCP”), a company owned by a shareholder and officer of the Company. The agreement provided for the Company to pay $43,250 in fees, of which $30,000 has been paid. This agreement has not been renewed.

NEWGEN TECHNOLOGIES, INC (formerly Bongiovi Entertainment, Inc.) AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006
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

On April 26, 2006, the Company entered into an unsecured short-term promissory note with a director in the amount of $420,000 at an interest rate of 10% for working capital purposes. Principal and interest were originally due October 26, 2006 and have been extended for another six months to April 25, 2007. As of September 30, 2006 this note had accrued interest of $18,066.

On May 17, 2006, the Company entered into an unsecured short-term promissory note with a director in the amount of $752,500 at an interest rate of 10% for working capital purposes. Principal and interest were originally due November 17, 2006 and have been extended for another six months to May 16, 2007. As of September 30, 2006 this note had accrued interest of $28,038.

On June 12, 2006, the Company received an unsecured loan in the amount of $1,000,000 from Indexia Holdings Limited (“Indexia”). There is no written agreement between the parties and a note has not been executed, however the Company and Indexia have orally agreed that the principal of the loan will be due and payable on December 12, 2006, along with interest of 10% per annum. As of September 30, 2006 this note had accrued interest of $30,137

On August 8, 2006, the Company entered into an unsecured short-term promissory note with a director in the amount of $500,000 at an interest rate of 10% for working capital purposes. Principal and interest are due February 8 2007. As of September 30, 2006 this note had accrued interest of $7,808.

On August 24, 2006, the Company entered into an unsecured short-term promissory note with a director in the amount of $500,000 at an interest rate of 10% for working capital purposes. Principal and interest are due February 24, 2007. As of September 30, 2006 this note had accrued interest of $5,068.

On August 31, 2006, the Company entered into an unsecured short-term promissory note with a director in the amount of $600,000 at an interest rate of 10% for working capital purposes. Principal and interest are due March 3, 2007. As of September 30, 2006 this note had accrued interest of $4,932.

On August 31, 2006, the Company entered into an unsecured short-term promissory note with a director in the amount of $671,230 at an interest rate of 10% for working capital purposes. Principal and interest are due March 3, 2007. As of September 30, 2006 this note had accrued interest of $5,517.

(13) GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has a working capital deficiency of $6,379,907 and a stockholders’ deficiency of $3,735,329 as of September 30, 2006 and a net loss of $9,739,428 and a cash flow deficiency from operations of $4,843,354 for the period from June 1, 2005 (inception) to September 30, 2006. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

(14) SUBSEQUENT EVENTS

On October 6, 2006, 3,040,000 options, not part of the Company’s NQSO plan, were granted to five directors and one officer. These options vest immediately and are exercisable at $1.00 per shares exercisable over a period of ten years. The fair value of these options was estimated at the date of grant to be $638,280 using the Black-Scholes option pricing model with the following assumptions:

2006
Risk free interest rate	3.94%
Volatility factor	185.50%
Term in years	10.00
Expected dividend yield	-

On October 11, 2006, $50,000 of the Company’s Convertible Debentures were converted into 416,667 shares at a per share price of $0.12, which is calculated at the lower of $1.00 or 80% of the previous five day bid price of $0.15

NEWGEN TECHNOLOGIES, INC (formerly Bongiovi Entertainment, Inc.) AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2006
(UNAUDITED)

On October 20, 2006 the Company was served with a complaint by Mr. Deininger, a current director who formerly served as Chief Financial Officer of the Company from October 10, 2005 through his termination for cause on September 29, 2006. In the complaint, Mr. Deininger alleges that he was party to an employment agreement with a severance package of twelve months salary for termination for any reason other than for cause. Mr. Deininger claims he was wrongfully terminated and is entitled to receive all compensation due under the alleged employment agreement, including the accelerated vesting of options to purchase shares of the Company’s common stock. The Company does not believe that Mr. Deininger’s claims with respect to the employment agreement have any merit, as the Company feels that such agreement was not consummated by the Company and should not be binding upon the Company. The Company has meritorious defenses to any claims by Mr. Deininger that would require the payment of any funds or the acceleration of the vesting of options, in that the agreement was terminated for cause and the severance provisions of the agreement do not apply under such circumstances. The Company intends to vigorously defend the action against Mr. Deininger.

On November 13, 2006 $25,000 of the Company’s Convertible Debentures were converted into 189,394 share at a per share price of $0.132 which is calculated at the lower of $1.00 or 80% of the previous five day bid price of $0.165.

On November 21, 2006 $100,000 of the Company’s Convertible Debentures were converted into 806,452 share at a per share price of $0.124 which is calculated at the lower of $1.00 or 80% of the previous five day bid price of $0.155.

On November 22, 2006 $100,000 of the Company’s Convertible Debentures were converted into 806,452 share at a per share price of $0.124 which is calculated at the lower of $1.00 or 80% of the previous five day bid price of $0.155.

On November 29, 2006 $15,000 of the Company’s Convertible Debentures were converted into 104,667 share at a per share price of $0.144 which is calculated at the lower of $1.00 or 80% of the previous five day bid price of $0.18.

On December 8, 2006 the Company issued $1,100,000 in convertible debentures to Cornell Capital Partners LP with a term of 30 days and 10% interest rate. The conversion price is fixed at $0.25 per share or Cornell may request to be paid in cash.

On December 8, 2006 the Company issued a warrant to Cornell Capital Partners LP for 750,000 common shares is exercisable for a term of three years and has an exercise price of $0.25 per share.

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

The Company has not generated any significant revenues since inception and the Company is in the process of raising additional capital and financing for future operations.

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

Restatement

On August 29, 2006, the Company restated its financial statements as of and for the three months ended March 31, 2006 and for the period from June 1, 2005 (Inception) to March 31, 2006 to reflect changes in the valuation of our embedded derivative financial instrument liability due to the use of a more comprehensive modeling tool for valuing such complex derivative financial instruments and the identification of other embedded derivative financial instruments. The amounts reported in the accompanying condensed consolidated financial statements as of and for the nine months ended September 30, 2006 and for the period from June 1, 2005 (Inception) to September 30, 2006 reflect these restated amounts.

PLAN OF OPERATIONS

To date we have not derived any significant revenues and we have not derived a profit from our operations. There can be no assurance that we will be able close on the transactions noted below or conduct operations profitably in the future, if at all, or that we will be able to generate revenues from operations in the future. We currently do not have sufficient cash reserves to meet all of our anticipated obligations for the next twelve months. As a result, we are in the process of soliciting additional equity and debt funding in the near future.

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

Currently, we are in the process of working with a joint venture partner through our Refuel subsidiary to build and operate biodiesel plants in the Southeast. A facility that is planned to produce 60 million gallons annually will be based in Sandersville, Georgia. This joint venture serves as the initial step in our plans to manufacture, process, and distribute biofuels in the U.S. with the aim of substantially increasing a vehicle's operating efficiency while reducing the amount of carbon monoxide, particulates, and nitrous oxides produced. Current cash requirements are projected to be approximately $2,000,000 in general and administrative costs and approximately $60,000,000 in capital expenditures over the next twelve to fourteen months. Operations are planned to commence in the early first quarter 2008.

In addition, we have closed on the purchase of three fuel terminals in the southeast United States from Crown Central LLC. The terminals, with a total storage capacity of over 10 million gallons, and an annual throughput capacity of more than 500 million gallons, will be used for the distribution and storage of alternative fuels, including biodiesel and ethanol blends, as well as traditional hydrocarbon fuels. The three terminals are strategically located near existing fuel pipelines with railcar access. The purchase of these terminals will give NewGen the opportunity to process, blend, and store its proprietary biodiesel and ethanol blends as well as hydrocarbon fuels. This agreement is a crucial next step in our growth strategy - allowing the Company to blend biodiesel and ethanol with hydrocarbon fuels for distribution domestically and internationally. We intend to offer proprietary products to meet the increasing demand for biofuel blends, driven by greater fuel efficiency, cleaner exhaust, and a growing need for energy independence. Two of these terminals, located in Charlotte, North Carolina and Spartanburg, South Carolina, were expected to be operational in the summer of 2006, however, delays during the summer and fall have caused us to revise our expectation to the late first quarter 2007, for the Charlotte terminal and second quarter 2007 for the Spartanburg terminal. The Columbus, Georgia location is scheduled to come on line in sometime in the second or third quarter 2007.

On November 8, 2005, we announced that our wholly-owned subsidiary, Refuel America, Inc., and PowerSHIFT Energy Company, Inc., a provider of alternative energy solutions, entered into a Limited Liability Company Agreement for the formation of PowerSHIFT Biofuels of Hawaii, LLC and a Limited Liability Company Agreement for the formation of PowerSHIFT Biofuels of Iowa, LLC. These joint venture entities are equally owned by NewGen and PowerSHIFT Energy and were created to build biodiesel plants and power generation facilities in the United States. These entities have already identified several potential opportunities in Hawaii, and Iowa to provide biodiesel and complete green energy solutions for utilities, industry and transportation. The first of these projects could potentially be operational by the fourth quarter of 2007, and all identified plants combined would produce in excess of 94 million gallons of biodiesel. Current cash requirements are projected to be approximately $2,000,000 in general and administrative costs and approximately $94,000,000 in capital expenditures over the next twelve to fourteen months.

On November 29, 2005, we entered into a joint venture agreement with AG Global Partners Limited and NewGen Fuel Technologies Limited, to acquire 500 shares of NewGen Fuel Technologies Limited, so that it would be equally owned by us and AG Global Partners Limited. On September 5, 2006, the Company has terminated its interest in a consummating this joint venture and has agreed to pay AG Global Partners Ltd. a cash payment of $110,000 and 562,500 shares of the Company’s Common Shares and 562,500 shares from a former executive director.

On November 30, 2005, NWGT International, Inc., our wholly-owned subsidiary and Actanol Service, Ltd., entered into a Limited Liability Company Agreement for the formation of Actanol BioEngineering, LLC. This joint venture entity was equally owned by us and Actanol Service, Ltd. and was created to oversee the design, engineering, construction, operations and technology support for biodiesel and other biofuel plants worldwide. On August 15, 2006 we increased our equity interest from 50% to 60% and changed the capital structure from a limited liability company to a Delaware corporation.

On August 18, 2006 our majority owned subsidiary Actanol, Inc. acquired all of the issued and outstanding capital stock of a privately held company, Blitz 06-149 GmbH., a German shelf company with no assets or liabilities set up for the purpose of accelerating the legal process of setting up a German corporation for approximately $34,000, Blitz 06-149 subsequently changed its name to Actanol GmbH and on September 1, 2006 acquired 98.8% of IPF Germany GmbH for approximately $ 8,800 from Industrie Planung Fischer AG, an entity in German insolvency proceedings. As required by the insolvency administrator, an interest bearing two month working capital loan of $317,125, held in escrow under the control of the insolvency administrator was set up and used during the month of September and October 2006. Additionally, on September 1, 2006 IPF GmbH acquired for approximately $308,000 all the assets of Industrie Planung Fischer AG, including the stock of IPF Polska, representing 99% of the outstanding stock and the stock of IPF America, Inc representing 30% of the outstanding stock. The aggregate acquisition price was approximately $351,000, which was paid entirely in cash. The acquisition of the IPF entities including the assets of Industrie Planung Fischer AG, a provider of project engineering, project management and engineering consulting services compliment and optimize Actanol, Inc.’s ability to provide full service biofuel plant design, building, staffing and management solutions.

On September 26, 2006 we formed a joint venture named NewGen Biofuels Asia Pte Ltd (“NBA”) a company registered in Singapore, with Palmbio Venture Pte Lte, a company registered in Singapore, for the purpose of conducting the business of manufacturing, processing, storing, marketing, distributing, and selling biodiesel, biodiesel mixtures, and biodiesel byproducts. We have a 68% voting interest. We have no commitments to fund initial start up costs and working capital, however, as of September 30, 2006, we have advanced $190,000 in costs prior to creation of NBA. Additional working capital requirements will be treated as shareholder loans. An additional $17,000 was loaned to NBA for working capital subsequent to September 30, 2006.

As of September 30, 2006, we had cash available to fund current operations for approximately one month. In 2006, we received cash proceeds of $420,000 from the issuance of a short-term promissory note to a director additionally, we received cash proceeds of $3,023,730 from the issuance of short-term promissory notes to another director. In addition, we received cash proceeds of $1,000,000 from the issuance of a short-term promissory note to a third party. We received further gross proceeds of $2,150,000 from the issuance of 10% convertible debentures on September 21, 2006. However, we will need funding for current operations and additional capital expenditures as noted above.

In connection with our currently planned capital projects, we will require approximately $200 million in additional financing for the construction of biodiesel production plants and power generation facilities and additional financing of approximately $9 million for the upgrade and refurbishment of our fuel distribution terminals. Further, the Company is identifying and evaluating acquisitions of entities conducting fuel distribution, for which more financing would be required. We are currently reviewing various proposals for traditional debt project financing in order to fund a majority of the costs of these projects. In addition, we may decide to seek additional private debt or equity financing in order to provide for any additional financing needs we may have.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Flows From Operations

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has a working capital deficiency of $6,379,907 and a stockholders’ deficiency of $3,735,329 as of September 30, 2006 and a net loss of $9,739,428 and a cash flow deficiency from operations of $4,843,354 for the period from June 1, 2005 (inception) to September 30, 2006. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Financing Through Equity

During August and September, 2005 the Company issued 3,333,491 shares to acquire Bongiovi, and sold 4,225,500 shares of common stock to various individuals at a value of $0.50 per share for cash proceeds of $2,112,750. In December 2005, another 1,070,200 shares were subscribed for by various individuals for cash proceeds of $265,200, and a subscription receivable of $805,000. The Company has subsequently collected all amounts due. The proceeds from these offerings were used for the repayment of a portion of an outstanding debt obligation, professional expenses, working capital and general corporate expenses. In addition, we issued to employees, 800,000 shares, of which 575,000 shares have been forfeited, which have an initial intrinsic value of $1,485,000, of which $339,765, have been deferred as of September 30, 2006. We have also issued 300,000 shares in January 2006, discussed below in “Cornell Financing” and issued an additional 440,000 shares to various individuals at $1.00 per share for cash proceeds of $440,000 also in January, 2006. In August, 2006 we issued 75,000 of options to a former executive director as part of a settlement agreement discussed below and converted $100,000 worth of Convertible Debentures into 390,625 shares of stock as required by the our Convertible Debenture. In September, 2006, we terminated our interest in consummating a joint venture and paid AG Global Partners Ltd. a cash payment of $110,000 and issued 562,500 shares of company stock. In addition, 562,500 shares of company stock was paid by a former executive director.

Financing through Debt
Cornell Debenture

On January 24, 2006, in connection with the sale of $2,200,000 of 10% Secured Convertible Debentures, the Company issued 300,000 shares of the Company’s Common Stock. Also, as part of the same transaction, the Company also issued a warrant for the purchase of 1,125,000 shares of the Company’s Common Stock at an exercise price of $1.00 per share. The agreement allows for the increase in shares to match $1,125,000 if the Company sells shares at a price below $1.00 per share. The warrant expires in three years. Due to a settlement agreement dated August 1, 2006, with a former executive director, whereby shares were issued at $0.50, triggering the ratchet provision of the warrant noted below. The warrant has now been increased to 2,250,000 and the exercise price decreased to $0.50 per share. The expiration date remains three years.

On January 24, 2006, the Company consummated a securities purchase agreement (the “Purchase Agreement”) providing for the sale of its Convertible Debentures in the aggregate principal amount of $5,000,000, of which $2,200,000 was advanced immediately, $650,000 was advanced on March 14, 2006, and the remaining $2,150,000 was advanced on September 19, 2006 two days before the Company’s Registration Statement on Form SB-2 was declared effective by the Securities & Exchange Commission on September 21, 2006. As agreed to in the Purchase Agreement, the Registration Statement was to be declared effective by May 11, 2006, if not, the Company is required to pay the holder liquidated damages for each month that the Registration Statement has not been declared effective, as the case may be, either in cash or shares of the Company’s Common Stock, equal to 2% of the liquidated value of the Convertible Debentures. On June 1, 2006, the Company and the holder signed an amendment to the Registration Rights Agreement extending this date until June 19, 2006. On August 18, 2006, the Company and holder signed an amendment to extend the scheduled effective deadline to September 15, 2006, however, the Company is responsible for liquidated damages from June 19, 2006 to the effective date. As such, the Company’s penalty amounted to $171,000 and was reduced from the loan proceeds received. The Convertible Debentures holders may convert, at any time, the principal amount outstanding into shares of Common Stock, at a conversion price per share equal to the lesser of (i) $1.00, or (ii) eighty percent (80%) of the lowest closing bid price for the Company’s Common Stock during the five trading days immediately preceding the conversion date, subject to adjustment.

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

The conversion price of the Convertible Debentures may also be adjusted in certain circumstances, such as if the Company pays a stock dividend, subdivides or combines outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution. Also, if we issue shares of common stock at a price below $1.00 per share, the fixed conversion price of the warrants will be reduced accordingly (the ratchet provision). As a result, the secured Convertible Debentures are not considered to be "conventional convertible debt, convertible into a fixed number of shares" as that term is used in EITF Issue 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company's Own Stock".

The Purchase Agreement includes a Registration Rights Agreement. This agreement requires the Company to pay a penalty of 2% per month of the principal amount of the outstanding Convertible Debentures if a registration statement registering the 300,000 commitment shares, 31,250,000 shares underlying the Convertible Debentures and 2,250,000 shares to be issued upon exercise of the warrants, is not declared effective by May 11, 2006. The penalty is payable in cash or common stock of the Company, at the option of the holders. On June 1, 2006, the Company and the holder signed an amendment to the Registration Rights Agreement extending this date until June 19, 2006. On August 18, 2006, the Company and holder signed an amendment to extend the scheduled effective deadline to September 15, 2006, however, the Company is responsible for liquidated damages from June 19, 2006 to the effective date, September 19, 2006. As such, the Company’s penalty amounted to $171,000 and was reduced from the loan proceeds received.

The warrant for the purchase of 2,250,000 shares of common stock was valued using the Black-Scholes option pricing model. Because of the potential penalties we may have to pay under the Registration Rights Agreement, this warrant has been recorded as a derivative instrument liability rather than as equity. This derivative instrument liability was initially recorded at its fair value and it shall be adjusted to fair value (using the Black-Scholes option pricing model) at the end of each reporting period with any changes in the fair value charged or credited to income in the period of change.

On August 1, 2006 the Company reached a settlement with a former executive director that was filed in the US District Court for the Western District of North Carolina. The settlement agreement included options for 75,000 shares exercisable over the next 30 months and two 12% convertible unsecured promissory notes effective August 1, 2006 in the amounts of $317,794 and $357,206 (See Notes 7 and 10). These settlement debentures are convertible at a fixed price of $0.50 per share. As a result of the settlement, accrued expenses-related parties and accounts payable were reduced by a total of $638,636. In addition, settlement expense increased by $36,364.

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

The proceeds received from the Convertible Debentures during the first quarter of 2006 were first allocated to the fair value of the freestanding warrant and then to the fair value of the bifurcated embedded derivative instruments included in the Convertible Debentures. Because the fair value of the warrants of $894,800 and the fair value of the bifurcated derivative instruments of $4,647,900 exceeded the proceeds received, the loan was initially recorded at $285 (a nominal value) and a charge to income of $2,692,985 was recognized to record the warrant and the bifurcated derivative instruments at their fair values. The proceeds received from the Convertible Debentures during the third quarter of 2006 were first allocated to the fair value of the bifurcated embedded derivative instrument included in the Convertible Debenture. The fair value of the bifurcated embedded derivative of $1,565,200 was less than the proceeds received and the loan was recorded at $584,800. There were no proceeds received from the Settlement Convertible Debentures, however, as a result of the settlement, accrued expenses-related parties and accounts payable were reduced by a total of $638,636 and settlement expense increased by $36,364. The fair value of the 75,000 options was $21,200 and the bifurcated embedded derivative of $211,200 were less than the proceeds received and the loan was recorded at $442,600. This discount, together with the stated interest on the Convertible Debentures, is being amortized using the effective interest method over the term of the Convertible Debentures. Under the effective interest method, interest expense in the earlier periods of the term of the debenture is significantly lower than in the latter periods of the term of the debenture.

At September 30, 2006, the following amounts were outstanding under the Convertible Debentures.

The Convertible Debentures bear interest at 10% and are due, along with accrued interest, three years from the date issued.

Face value, net of conversion at September 30, 2006	5,575,000
Less: unamortized debt discount	(4,611,984)
Balance at September 30, 2006	963,016
Less: current portion	-
$963,016

Principal payments are as follows, for the fiscal years ending December 31:

2006	$-
2007	$-
2008	$675,000
2009	$4,900,000
Total	$5,575,000

On December 6, 2006 we issued $1,100,000 in convertible debentures to Cornell Capital Partners LP with a term of 30 days and 10% interest rate. The conversion price is fixed at $0.25 per share or Cornell may request to be paid in cash.

On December 6, 2006 we issued a warrant to Cornell Capital Partners LP for 750,000 common shares is exercisable for a term of three years and has an exercise price of $0.25 per share.

Derivative Financial Instruments

We use the Black-Scholes option pricing model to value warrants, and the binomial method to value embedded conversion option components of any bifurcated embedded derivative instruments that are recorded as derivative liabilities. See Note 9 related to embedded derivative instruments that have been bifurcated from our Convertible Debentures.

In valuing the warrants and the bifurcated derivative liability instruments, at the time they were issued and at September 30, 2006, we used the market price of our common stock on the date of valuation, an expected dividend yield of 0% and the remaining period to the expiration date of the warrants or repayment date of the convertible debt instrument. The warrant and conversion option can be exercised by the holder at any time.

The volatility factor used was approximately 100% and the risk-free rate of return used was 4.66%, based on constant maturity rates, applicable to the remaining life of the warrants and debentures. In addition a discount was used to account for the lack of marketability of the Company’s stock due to the current thinly trading share volume.

At September 30, 2006, the following derivative liabilities related to common stock warrant and embedded derivative instruments were outstanding (See Note 9):

			Exercise
			Price Per		Fair Market
			Share as of		Value at
Issue Date	Expiration Date	Instrument	September 30, 2006		September 30, 2006

01/24/06	01/23/09	2,250,000 Warrants	$0.50		$86,800

Fair market value of freestanding derivative instrumment liabilities for warrants					$86,800

			Exercise
			Price Per		Fair Market
			Share as of	Face	Value at
Issue Date	Expiration Date	Instrument	September 30, 2006	Value at Issuance	September 30, 2006

01/24/06	01/23/09	Convertible Debenture Tranch 1	$0.13	$2,200,000	$1,450,500
03/14/06	03/13/09	Convertible Debenture Tranch 2	$0.13	$650,000	$461,200
09/15/06	09/15/09	Convertible Debenture Tranch 3	$0.13	$2,150,000	$1,375,100
08/01/06	01/31/08	Settlement Convertible Debenture	$0.50	$675,000	$49,500
08/01/06	01/15/09	Settlemnt Options	$0.50	$21,175	$5,500

Fair market value of bifurcated embedded derivative instrument liabilities, as noted above					$3,341,800

Total derivative financial instruments					$3,428,600

Our obligation to issue shares upon conversion of our convertible debenture is essentially limitless since conversion is at the lower of $1.00 or 80% of the lowest closing bid price for the common stock for the 5 trading days before but not including the conversion date. Accordingly, the number of shares of common stock issuable upon conversion of our secured convertible notes will increase if the market price of our stock declines, which will cause dilution to our existing stockholders. The following is an example of the amount of shares of our common stock that were issuable as of September 30, 2006, upon conversion of the secured convertible notes (excluding accrued interest), based on market prices 25%, 50% and 75% below the market price of $0.20.

% Below Market	Price Per Share	With Discount at 80%	Number of Shares Issuable	% of Outstanding Stock
25%	$0.1200	$0.0960	51,041,667	56.33%
50%	$0.0800	$0.0640	76,562,500	65.93%
75%	$0.0400	$0.0320	153,125,000	79.47%

Other Debt

The Company’s wholly-owned subsidiary, Refuel, executed a promissory note on June 30, 2005 with a former Executive Director in the amount of $316,500 with a remaining principal balance of $281,500 and accrued interest of approximately $18,700. On August 1, 2006 we reached a settlement with the Executive Director and issued two convertible debentures in the amount of 675,000. As a result of this settlement, accrued expenses-related parties and notes payable were reduced by 638,636 and we recognized 36,364 in settlement expense.

On April 26, 2006, the Company entered into an unsecured short-term promissory note with an executive director in the amount of $420,000 at an interest rate of 10% for working capital purposes. Principal and interest are due October 26, 2006. As of June 30, 2006 this note had accrued interest of $18,066.

On May 17, 2006, the Company entered into an unsecured short-term promissory note with a director in the amount of $752,500 at an interest rate of 10% for working capital purposes. Principal and interest are due November 17, 2006. As of June 30, 2006 this note had accrued interest of $28,038.

On June 12, 2006, the Company received an unsecured loan in the amount of $1,000,000 from Indexia. There is no written agreement between the parties and a note has not been executed, however the Company and Indexia have orally agreed that the principal of the loan will be due and payable on December 12, 2006, along with interest of 10% per annum. As of September 30, 2006 this note had accrued interest of $30,137.

In August 2006 the Company received additional funds from a director in the amount of $2,271,230 for working capital purposes. These funds have increased an unsecured short-term promissory note payable to him from $752,500 to $3,023,730 and earn interest at a rate of 10%. As of September 30, 2006 these notes had accrued interest of $51,363

Investing

In conjunction with the convertible debentures noted above, also on January 24, 2006, the Company, closed on a contract of sale, as amended, pursuant to which the Company purchased three parcels of land, along with fuel terminals located on such properties for a purchase price of $1,700,000 for all three parcels. In February 2006, the Company began the process of assessing the refurbishment of these fuel terminals. Currently, the Company has engaged an experienced liquid bulk terminal storage engineering consulting and contracting firm to inspect, assess and clean the terminals. In addition, the same liquid bulk terminal storage engineering consulting and contracting firm has been engaged to manage the refurbishment and upgrading of various operating equipment and tanks to bring the terminals into proper operating condition and increase annual throughput capacity. Preliminary assessments of the total costs needed to complete the project are not yet available. However, ongoing discussions with the liquid bulk terminal storage engineering consultant and contractor have indicated an estimated total refurbishment and upgrade cost of approximately $9,000,000. The Company has spent approximately $2,539,000, through September 30, 2006. We will need to secure additional funding over and above the current cash on hand immediately. Failure to do so will have a material adverse effect on our financial performance, balance sheet and stock price and require us to implement cost reduction initiatives and curtail operations. The Company is currently reviewing various proposals to fund this project.

The Company has entered into various agreements with an engineering consultant and contractors for approximately $3,650,000 for refurbishment of the fuel terminals, of which approximately $2,539,000 has been paid. We are not aware of any other material trend, event or capital commitment that which would potentially adversely affect liquidity.

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

FASB Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, issued in September 2006, establishes a formal framework for measuring fair value under GAAP. It defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for; SFAS No. 123 (R), share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management does not believe the adoption of SFAS 157 will have a material impact on the Company’s financial condition or results of operations.

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2006

Income

Income of $192,000 primarily consisted of engineering consulting services for the month of September.

Operating Expenses

Operating expenses primarily consisted of the following:

•	Compensation expense of $907,000, of which $109,000 related to stock option grants

•	Professional fees of $1,145,000, which consisted of the following:

•	Legal and accounting fees of $393,000

•	Fuel terminal management/consulting fees of $75,000

•	Other professional and consulting fees of $471,000

•	Travel expenses were $160,000

•	Investor relations were $27,000

•	Other general and administrative expenses of $232,000

Derivative Instrument Income

Derivative instrument income of $1,073,000 represents the net unrealized (non-cash) change in the fair value of our derivative instrument liabilities related to certain warrants and embedded derivatives in our convertible debt instruments that have been bifurcated and accounted for separately.

Interest Expense

We incurred interest expense of $106,000 on our note payable of $281,500, short-term notes payable of $4,444,000 and our Convertible Debentures of $5,575,000.

Amortization of Debt Issuance Costs

Debt issuance costs of approximately $954,000 incurred in connection with the sale of our Convertible debentures are being amortized over the life of the debentures, which is three years, on the straight-line basis. Amortization expense amounted to $67,841.

Bank Fees and Escrow Fees

We incurred $33,635 of bank and escrow fees during the period.

Settlement and Penalties

Settlements and penalties amounted to $432,000. The total is comprised of $225,000, $171,000 and $36,364 resulting from the Greystoke settlement, the short term financing, and the John King settlement respectively.

For the Three Months Ended, September 30, 2005

Our consolidated net loss for the three months ended September 30, 2005 was $984,700.

General and administrative expenses primarily consisted of the following:

a)	Professional fees of approximately $404,000 of which $200,000 related to a Bongoivi consultant

b)	Wages approximating $374,000

c)	Approximately $69,000 in travel related expenses

d)	Royalty expense of $62,500 relating the assignment to the company of the Great Britain patent applications from related parties.

For the Nine Months Ended September 30, 2006

Income

Income of $192,000 primarily consisted of engineering consulting services for the month of September.

Operating Expenses

Operating expenses primarily consisted of the following:

•	Compensation expense of approximately $2,233,000, of which approximately $766,000 related to stock option grants

•	Professional fees of approximately $2,297,000, which consisted of the following:

•	Legal and accounting fees of approximately $889,000

•	Fuel terminal management/consulting fees of approximately $200,000

•	Other professional and consulting fees of approximately $752,000

•	Travel expenses were approximately $625,000

•	Royalty expense of $125,000 relating to the assignment to the Company of the Great Britain patent applications from related parties

•	Investor relations were approximately $206,000

•	Provision for loss on advances to joint ventures, approximated $132,000

•	Other general and administrative expenses of approximately $479,000

Derivative Instrument Income

Derivative instrument income of $1,212,000 represents the net unrealized (non-cash) change in the fair value of our derivative instrument liabilities related to certain warrants and embedded derivatives in our convertible debt instruments that have been bifurcated and accounted for separately.

Interest Expense

We incurred interest expense of $141,500 on our note payable of $281,500, short-term notes payable of $4,444,000 and our Convertible Debentures of $5,575,000.

Amortization of Debt Issuance Costs

Debt issuance costs of approximately $954,000 incurred in connection with the sale of our Convertible debentures are being amortized over the life of the debentures, which is three years, on the straight-line basis. Amortization expense amounted to $167,077.

Bank Fees and Escrow Fees

We incurred $35,791of bank and escrow fees during the period.

Settlement and Penalties

Settlements and penalties amounted to $432,000. The total is comprised of $225,000, $171,000 and $36,364 resulting from the Greystoke settlement, the short term financing, and the John King settlement respectively.

For the Four Months Ended September 30, 2005

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

b)	Wages approximating $831,000;

c)	Approximately $252,000 in travel related expenses;

d)	Marketing studies approximating $242,000; and

e)	Royalty expense of $62,500 relating the assignment to the company of the Great Britain patent applications from related parties.

Prior to June 1, 2005, the Company had no operating business.

For the Period from June 1, 2005 (inception) to September 30, 2006

Income

Income of $192,000 primarily consisted of engineering consulting services for the month of September.

Operating Expenses

Operating expenses primarily consisted of the following:

•	Compensation expense of approximately $3,887,000, of which approximately $1,623,000 related to stock option grants

•	Professional fees of approximately $3,664,000, which consisted of the following:

•	Consulting fees prior to inception of approximately $520,000, including $200,000 for a Bongiovi consultant

•	Legal and accounting fees of approximately $1,358,500

•	Recruiting fees of $154,000

•	Fuel terminal management/consulting fees of approximately $241,500

•	Other professional and consulting fees of approximately $1,300,000

•	Travel expenses were approximately $1,079,000

•	Marketing studies of approximately $246,000

•	Royalty expense of $250,000 relating to the assignment to the Company of the Great Britain patent applications from related parties

•	Investor relations were approximately $325,000

•	Provision for loss on advances to joint ventures, approximated $241,000

•	Other general and administrative expenses of approximately $642,000

Derivative Instrument income

Derivative instrument income of $1,212,000 represents the net unrealized (non-cash) change in the fair value of our derivative instrument liabilities related to certain warrants and embedded derivatives in our convertible debt instruments that have been bifurcated and accounted for separately.

Interest Expense

We incurred interest expense of $169,000 on our note payable of $281,500, short-term notes payable of $4,444,000 and our Convertible Debentures of $5,575,000.

Amortization of Debt Issuance Costs

Debt issuance costs of approximately $954,000 incurred in connection with the sale of our Convertible debentures are being amortized over the life of the debentures, which is three years, on the straight-line basis. Amortization expense amounted to $167,077.

Bank Fees and Escrow Fees

We incurred $41,755 of bank and escrow fees during the period.

Settlement and Penalties

Settlements and penalties amounted to $432,000. The total is comprised of $225,000, $171,000 and $36,364 resulting from the Greystoke settlement, the short term financing, and the John King settlement respectively.

Prior to June 1, 2005, the Company had no operating business.

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has a working capital deficiency of $6,379,907 and a stockholders’ deficiency of $3,735,329 as of September 30, 2006 and a net loss of $9,739,428 and a cash flow deficiency from operations of $4,843,354 for the period from June 1, 2005 (inception) to September 30, 2006. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s existence is dependent on management’s ability to develop profitable operations and resolve the Company’s liquidity problems. In order to improve the Company’s liquidity, management is actively pursuing additional equity and debt financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its efforts to raise additional financing.

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

Item 3. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. NewGen Technologies, Inc.’s Chief Executive Officer and Chief Financial Officer have designed disclosure controls and procedures over financial reporting and evaluated the effectiveness of NewGen Technologies, Inc.’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) over financial reporting as of the end of the period covered by this report (the “Evaluation Date”). Based on the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective. During the evaluation it was determined that our accounting resources were not adequate to ensure sufficient time for our accounting staff to (i) perform a review of the consolidation and supporting financial statement disclosure schedules independent of the preparer, (ii) adequately prepare for our quarterly reviews and (iii) research all applicable accounting pronouncements as they relate to our financial statements and underlying disclosures. Inadequate levels of accounting personnel have also impaired our ability to timely file our periodic reports without extension. Due to these weaknesses, in preparing our financial statements for the quarter ended September 30, 2006, we performed additional analysis and other post closing procedures to ensure that such financial statements were stated fairly in all material respects in accordance with U.S. generally accepted accounting principles.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. There were no changes in internal controls over financial reporting identified in connection with the evaluation of our internal controls that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting. During the nine months ended September 30, 2006, it was determined that an officer, director and principal stockholder (“the Officer”) of NewGen sold 1,638,841 restricted shares of NewGen common stock to 37 purchasers for an aggregate of $640,365. The Officer loaned $420,000 of the proceeds of such sales to NewGen. The sale of such shares may have been made in violation of the Securities Act of 1933 as it was not registered thereunder. The Officer has indicated that he intends to offer rescission to the purchasers of the securities which he sold. The transfer of the Officer’s securities was completed based upon correspondence between the Officer’s representative and NewGen’s transfer agent, without the participation of NewGen. In order to ensure that such transactions cannot occur in the future, NewGen has now instituted a procedure where any officer or director of NewGen intending to sell or otherwise transfer stock of NewGen shall first contact NewGen’s Chief Financial Officer with the details of any proposed transaction. If required, the Chief Financial Officer shall then contact legal counsel to determine if such transaction can be consummated as proposed. The transfer agent will be directed not to make any transfers of unregistered shares of NewGen stock without an opinion of counsel.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On May 24, 2006, the Company and its wholly-owned subsidiary, Refuel, were served with a complaint in an action entitled John King v. NewGen Technologies, Inc. and Refuel America, Inc. The action was filed in the US District Court for the Western District of North Carolina. Mr. King served as Chief Executive Officer of the Company from June 9, 2005 through September 9, 2005. Mr. King then served as Chief Executive Officer of the Company’s International Operations until January 15, 2006. Mr. King also served as a member of the Company’s Board of Directors from June 9, 2005 through January 16, 2006 when he was removed by a vote of the holders of a majority of the Company’s common stock. On August 1, 2006, the Company and Mr. King reached a settlement agreement which granted options for 75,000 shares exercisable over the next 30 months and the Company issued two 12% Settlement Convertible Debentures effective August 1, 2006 in the amounts of $317,794 and $357,206. The debentures are convertible at a fixed price of $0.50 per share (See Notes 9 & 10). Accrued expenses-related and notes payable were reduced by a total of $638,636. In addition, settlement expense increased by $36,364.

On August 25, 2006 Refuel America, Inc., the Company’s wholly-owned subsidiary, S. Bruce Wunner, the Company’s Vice-Chairman and Chief Executive Officer, and Ian Williamson, the Company’s President and Director, were served with a complaint in an action entitled Douglas Brown, Sr. v. Refuel America, Inc., Ian Williamson and S. Bruce Wunner. The action was filed in the Superior Court of the State of North Carolina, Cleveland County. Mr. Brown alleges that in return for advancing a loan of $1,000,000 to a potential acquisition candidate of Refuel, he received 3,740,424 fully paid and non-assessable shares of Refuel common stock. Mr. Brown is seeking a declaration acknowledging his ownership of the Refuel common stock and such other monetary damages as determined at trial. The Company denies all allegations and believes it has sufficient defenses on all matters. In addition, the Company intends to vigorously defend the action against Mr. Brown.

On October 20, 2006 the Company was served with a complaint by Mr. Deininger, a current director and formerly served as Chief Financial Officer of the Company from October 10, 2005 through his termination for cause on September 29, 2005. In the complaint, Mr. Deininger alleges that he was party to an employment agreement with a severance package of twelve months salary for termination for any reason other than for cause. Mr. Deininger claims he was wrongfully terminated and is entitled to receive all compensation due under the alleged employment agreement, including the accelerated vesting of options to purchase shares of the Company’s common stock. The Company does not believe that Mr. Deininger~~’~~s claims with respect to the employment agreement have any merit, as the Company feels that such agreement was not consummated by the Company and should not be binding upon the Company. The Company has meritorious defenses to any claims by Mr. Deininger that would require the payment of any funds or the acceleration of the vesting of options, in that the agreement was terminated for cause and the severance provisions of the agreement do not apply under such circumstances. The Company intends to vigorously defend the action against Mr. Deininger.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

On January 24, 2006, the Company consummated a securities purchase agreement (the “Purchase Agreement”) providing for the sale of its Convertible Debentures in the aggregate principal amount of $5,000,000, of which $2,200,000 was advanced immediately, $650,000 was advanced on March 14, 2006, and the remaining $2,150,000 was advanced on September 19, 2006 two days before the Company’s Registration Statement on Form SB-2 was declared effective by the Securities & Exchange Commission on September 21, 2006. As agreed to in the Purchase Agreement, the Registration Statement was to be declared effective by May 11, 2006, if not, the Company is required to pay the holder liquidated damages for each month that the Registration Statement has not been declared effective, as the case may be, either in cash or shares of the Company’s Common Stock, equal to 2% of the liquidated value of the Convertible Debentures. On June 1, 2006, the Company and the holder signed an amendment to the Registration Rights Agreement extending this date until June 19, 2006. On August 18, 2006, the Company and holder signed an amendment to extend the scheduled effective deadline to September 15, 2006, however, the Company is responsible for liquidated damages from June 19, 2006 to the effective date. As such, the Company’s penalty amounted to $171,000 and was reduced from the loan proceeds received. The Convertible Debentures holders may convert, at any time, the principal amount outstanding into shares of Common Stock, at a conversion price per share equal to the lesser of (i) $1.00, or (ii) eighty percent (80%) of the lowest closing bid price for the Company’s Common Stock during the five trading days immediately preceding the conversion date, subject to adjustment.

We were not in compliance with our obligations to register the shares of the Company’s common stock held by or issuable to the holder. However, the holder has waived, subject to certain conditions, through June 19, 2006, the imposition of all penalties under the Registration Rights Agreement and its right to accelerate payment of our obligations. The conditions to effectiveness of the waiver were: The Company will file its Form 10QSB for the quarter ended June 30, 2006 no later than August 21 2006. The Company agrees it will still be responsible for Liquidated Damages based on the period of time it takes to get effective subsequent to June 19, 2006. The Liquidated Damages of 171,000 were deducted from proceeds of the third tranche prior to effectiveness of the Registration Statement.

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

NEWGEN TECHNOLOGIES, INC. (Formerly Bongiovi Entertainment, Inc.)

Date: December 8, 2006	By:	/s/ S. Bruce Wunner
Bruce Wunner Chief Executive Officer

	By:	/s/ Michael W. Woods
Michael W. Woods Chief Financial Officer