Form 10KSB
period 2006-12-31
NewGen Technologies, Inc
filed 2007-04-02
CIK 833837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the fiscal year ended December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ________ to ________

Commission File Number 033-22264

NEWGEN TECHNOLOGIES, INC.
(Name of small business issuer in its charter)

Nevada	33-0840184
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

6000 Fairview Road 12th Floor Charlotte, North Carolina	28210
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (704) 552-3590

Securities registered under Section 12(b) of the Act: [None.]
Securities registered under Section 12(g) of the Act: [Common Stock, par value $0.001 per share]

Check whether the issuer is not required to file reports pursuant to Sections 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act, during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer’s revenues for the year ended December 31, 2006 were $916,270.

As of March 20, 2007 the number of shares outstanding of the issuer's common stock was 66,983,213.

As of March 20, 2007 the aggregate number of shares held by non-affiliates was approximately 33,527,963.

As of March 20, 2007 the aggregate market value of the issuer's common stock held by non-affiliates was $ 33,527,963 based on the average bid and asked price of $.66 per share as of March 20, 2007.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

NEWGEN TECHNOLOGIES, INC.

FORM 10-KSB
FOR THE PERIOD JUNE 1, 2005 (INCEPTION) TO DECEMBER 31, 2006

INDEX

		Page
	Statement Regarding Forward-Looking Statements	3
Part I.
Item 1.	Description of Business.	4
Item 1A.	Risk Factors.	11
Item 2.	Description of Property.	19
Item 3.	Legal Proceedings.	19
Item 4.	Submission of Matters to a Vote of Security Holders.	20
Part II.
Item 5.	Market for Common Equity and Related Stockholder Matters.	20
Item 6.	Management Discussions and Analysis or Plan of Operations.	22
Item 7.	Financial Statements.	36
	Report of Independent Registered Public Accounting Firm	F1
	Consolidated Balance Sheet As of December 31, 2006 and 2005	F2

Consolidated Statements of Operations and Comprehensive Income
For the Three Months Ended December 31, 2005 and 2006; Year Ended December 31, 2006
and for the Period From June 1, 2005 (Inception) to December 31, 2005 and 2006
		F3
	Consolidated Statements of Changes in Stockholders’ Equity For the Period From June 1, 2005 (Inception) to December 31, 2006	F4
	Consolidated Statements of Cash Flow For the Year Ended December 31, 2006 and for the Period From June 1, 2005 (Inception) to December 31, 2005 and 2006	F6
	Notes to the Consolidated Financial Statements	F7
Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.	37
Item 8A.	Controls and Procedures.	37
Item 8B.	Other Information.	37
Part III.
Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.	38
Item 10.	Executive Compensation.	42
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	45
Item 12.	Certain Relationships and Related Transactions.	45
Item 13.	Index to Exhibits.	47
Item 14.	Principal Accountant Fees and Services.	49
Signatures		50
EX-31.1 (Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002)		51
EX-31.2 (Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002)		52
EX-32.1 (Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002)		53
EX-32.2 (Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002)		54
Exhibits

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In this Annual Report, references to “NewGen”,” “NewGen Technologies,” “NWGN,” “ReFuel,” “ReFuel America, Inc.,” the “Company,” “we,” “us,” and “our” refer to NewGen Technologies, Inc.

Except for the historical information contained herein, some of the statements in this Annual Report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled "Business," "Management's Discussion and Analysis or Plan of Operation," and "Risk Factors." They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expect," "plan," "could," "anticipate," "intend," "believe," "estimate," "predict," "potential," "goal," or "continue" or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to: our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to manufacture suitable products at competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under US federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Organizational History

Refuel America, Inc. (a development stage company), (The “Company” or “Refuel”) was incorporated on June 1, 2005 under the laws of the state of Delaware.  Refuel was formed for the purpose of developing and distributing innovative alternative fuels including biodiesel.  Refuel’s offices are located in Charlotte, North Carolina. The Company’s fiscal year end is December 31.

On July 29, 2005, Bongiovi Entertainment, Inc. (“Bongiovi"), An inactive reporting public shell corporation, consummated a Share Exchange Agreement (the "Agreement") with Refuel whereby all of the shareholders in Refuel had their shares converted into 28,135,033 shares of Bongiovi, or approximately 89% of the common stock of Bongiovi. As part of the reverse merger between Bongiovi and Refuel, warrants were issued to two shareholders to purchase 2,255,000 common shares. One warrant for 2,155,000 common shares has no expiration date and has an exercise price of $0.001 per share. The other warrant for 100,000 common shares is exercisable for a term of five years and has an exercise price of $5.00 per share. Under generally accepted accounting principles, a company whose stockholders receive over fifty percent of the stock of the surviving entity in a business combination is considered the acquirer for accounting purposes.  Accordingly, the transaction was accounted for as an acquisition of Bongiovi, the legal acquirer, and a recapitalization of Refuel, the accounting acquirer.

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

On November 30, 2005, the Company formed a joint venture named Actanol BioEngineering, LLC, with Actanol Service, Ltd., a provider of alternative energy and biofuel plant solutions, to conduct the business of design, engineering, contracting, building, staffing and managing the feasibility and operational processes of various types of biofuel plants and agro-refineries. On August 15, 2006, the Company increased its ownership interest from 50% voting interest to 60% and from 50% to 60% allocation share of Actanol BioEngineering, LLC’s profits and losses. Additionally, Actanol BioEngineering LLC changed its capital structure from a limited liability company to a corporation. The Company has advanced $1,660,899 for initial start up costs to Actanol BioEngineering, LLC as of December 31, 2006. Additional $40,000 contributions for working capital were made subsequent to December 31, 2006. The Company has included this entity in its consolidated financial statements as of December 31, 2006 and for the period from June 1, 2005 (inception) to December 31, 2006.

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

Management estimated the net fair value of the assets and stock purchased to be approximately $351,000.

The acquisition of the IPF entities including the assets of Industrie Planung Fischer AG, a provider of project engineering, project management and engineering consulting services, compliment and optimize Actanol, Inc.’s ability to provide full service biofuel plant design, building, staffing and management solutions.

On September 26, 2006 the Company formed a joint venture named NewGen Biofuels Asia Pte Ltd (“NBA”) a company registered in Singapore, with Palmbio Venture Pte Lte, a company registered in Singapore, for the purpose of conducting the business of manufacturing, processing, storing, marketing, distributing, and selling biodiesel, biodiesel mixtures, and biodiesel byproducts. The Company has a 68% voting interest. The Company has no commitments to fund initial start up costs and working capital, however, as of September 30, 2006; the Company has advanced $190,000 in costs prior to creation of NBA. Additional working capital requirements will be treated as shareholder loans. As of December 31, 2006 $92,000 was loaned to NBA for working capital. As of December 31, 2006 the total amount recorded as loans to NBA is $282,000. An additional $27,000 was loaned to NBA for working capital subsequent to December 31, 2006.

Overview of Business

NewGen’s mission is to be a leading global vertically integrated manufacturer and distributor of premium renewable biofuels and hydrocarbon blends intended to dramatically reduce the environmental and economic impact of world petroleum use - including in the automotive, marine, rail and even power generation sectors.

To achieve this objective, NewGen and ReFuel America, NewGen’s U.S. subsidiary, has acquired fuel terminal storage and distribution terminals in the southeast. In addition, NewGen has developed what we believe are the cleanest burning and highest performing fuels in the world.

NewGen is a fuel production and distribution company engaged in the development of premium biofuel blends with proprietary fuel technology that changes the property of fuels to allow more complete combustion and improve performance. Benefits of NewGen’s products may include improved fuel economy in terms of miles per gallon, increased power and torque and decreased production of harmful emissions like carbon monoxide, carbon dioxide, nitrous oxides, particulates and black smoke.

NewGen’s fuel products include proprietary and complex technology that improves the performance of gasoline and diesel fuels, as well as domestically produced and environmentally friendly alternative fuels such as Ethanol-based E85 and Biodiesel blends.

The vision of NewGen and ReFuel, is a world less dependent on oil, using secure, renewable, homegrown fuels which better preserve our most important resources - the air we breathe and water we drink.  Additional information can be found at NewGen’s websites: www.newgenholdings.com and www.refuelamerica.com.

The company closed on the purchase of three fuel terminals in 2006 and one fuel terminal in 2007, in the Southeast United States which are assets acquired from Crown Central LLC. The terminals, with a total storage capacity of over 15 million gallons, and an annual throughput capacity of more than 700 million gallons, will be refurbished to further enhance the storage, blending, and distribution of a full slate of transportation fuels, including biodiesel and ethanol blends, as well as traditional hydrocarbon fuels. The four terminals are strategically located near existing major petroleum product pipelines with railcar and truck transport access.

Features and Benefits of NewGen Products

The company intends to utilize technology that is multi-functional and multi-purpose, allowing it to be used in a wide range of fuels including gasoline, diesel, biodiesel and ethanol.  NewGen’s products include proprietary formulae, designed to positively alter the combustion characteristics of the fuel. Because of the unique character of the proprietary formulae, our formulations are designed to create a mono-layer on the fuel delivery system, increasing lubricity (reducing engine wear and tear) while the detergent character of the formulae is designed to prevent deposit formation on fuel injectors. The technology is also designed to result in greater atomization and efficiency of combustion, to provide increases in fuel economy and reductions in emissions.

Below are the descriptions of specific benefits intended from this new technology, which is achieved using components substantially and predominantly from petroleum sources.

Lubricity
The reduction of sulfur and aromatics in modern fuels has led to lubricity problems in fuel delivery and combustion systems.  The NewGen proprietary technology is designed to increase lubricity of diesel fuels above the minimum recommended engine manufacturer standards to resolve these problems.  Higher diesel fuel lubricity reduces wear on the fuel system and lowers maintenance costs involving fuel injectors and fuel pumps. In addition, enhanced fuel lubricity enables the engine to run with improved efficiency.

Detergency
Modern diesel fuel standards require a recommended amount of detergent, which maintains good operational diesel engine efficiency.  Together with lubricity enhancement, enhanced detergency enables more complete fuel combustion.  This NewGen additive can substantially reduce black smoke and PM emissions without decreasing power and torque.

Greenhouse Gas Emissions
If it could be achieved, 100% complete fuel combustion would achieve only carbon dioxide (CO2) and water (H20) emissions. Carbon dioxide is recognized as a major contributor to global warming.  Additionally, incomplete combustion produces nitrogen oxide (NOx) emissions, which create ozone, and unburned hydrocarbons, like benzene, which are carcinogenic.  NewGen’s products are designed to provide more complete combustion and increase fuel efficiency, while the use of biofuels captures CO2 emissions. Moreover, when less fuel is combusted to achieve the same power output, less CO2, NOx, and unburned hydrocarbons are released into the atmosphere.

Co-solvency
A designed benefit of the NewGen fuel technology is the ability to suspend water in fuel as a complete homogeneous solution. This ‘cools the charge’ in the engine’s combustion chamber, which can provide more effective, efficient, and complete combustion. This can also reduce the prospects of excessive fuel injector wear, which can occur if excessive water passes through them.

Storage & Handling Contamination
Use of the NewGen technology in fuel storage tanks and fuel systems can help to prevent microbial contamination by eliminating fuel phase separation. This can help reduce blocked filters when the fuel is pumped through the fuel system.  The effect of these benefits is a reduction in the need for biocides that are expensive and difficult to handle.

Corrosion Inhibitors
The company’s multifunctional additive technology has been designed to behave as a natural corrosion inhibitor. Corrosion in fuel storage systems and engines has been caused by free water in the fuel supply.  For example, fuel ethanol tends to attract water.  Our technology is designed to eliminate corrosion caused by this water by homogenizing the water into the fuel to keep free water at a minimum in the fuel system.

Alternative Fuel Products

Ethanol Blend Formulations

Fuel ethanol is a blending component that is used widely by major oil companies and distributors. With nearly six billion gallons of production in the U.S. (2007), rising to nearly twelve billion gallons (late 2008), approximately 40% of all U.S. gasoline is blended with fuel ethanol in the range of 5.7 to 10%. Fuel ethanol is produced from agricultural products such as corn, barley, wheat, and grain sorghum, and soon from cellulose and other biomass materials. For about 30 years, fuel ethanol has been used in the U.S. in relatively low concentrations (less than 10vol%) with no changes in engine components or fuel handling and delivery systems. Fuel ethanol can be used as an alternative fuel in higher concentrations (up to 85vol%) in specially designed ‘Flexible Fuel Vehicles’ (FFVs), described below.

E10 refers to a gasoline-based ethanol product, typically a combination of 90vol% gasoline and 10vol% ethanol, but the percentage of ethanol can range from 5.7vol% to 10vol% based upon economics, local air quality regulations, and specifications of the customer. E10 is commonly used throughout the United States and is recommended for use used in all light-duty vehicles without engine modification.

E85 (85vol% ethanol +, 15vol% gasoline) is currently available at approximately 1,000 retail service stations in the United States, according to the National Ethanol Vehicle Coalition (www.e85fuel.com). FFVs are designed to run on regular unleaded gasoline or any ethanol fuel blend up to E85. Special onboard diagnostics “read” the oxygen content of the fuel blend and makes automatic air:fuel ratio adjustments, enabling drivers to fuel with E85 or regular unleaded if E85 is not available. Today, Ford Motor Company, General Motors, Daimler-Chrysler and other automakers offer E85-capable FFVs as standard equipment in certain vehicles, making them the most widely manufactured alternative fuel vehicles (AFVs) in the world (about 6 million ethanol FFVs are currently in operation in the U.S.). These vehicles come with the same factory warranties as conventional gasoline-powered vehicles.

Fuel ethanol has lower energy content (78,000 Btu) vs. gasoline (~115,000 Btu), and is ‘hygroscopic’, meaning that it can attract water it from the environment. Along with the fact that ethanol FFVs are not “optimized” for the most efficient use of E85, these characteristics of ethanol may exhibit lower fuel efficiency and handling problems in ethanol-based fuels. The NewGen technology is intended to offset some of this performance loss associated with ethanol blends. This technology is designed to enable a clear homogenous solution, eliminating typical problems with water that cause phase separation, and thereby improving combustion.

Biodiesel Combinations

Biodiesel (by definition, mono-alkyl esters) is a biofuel which can be produced from the oils of domestically grown soybeans, canola and other vegetable oil crops as well as palm oil, rapeseed oil, jatropha, animal fats and other waste oils. Biodiesel blends require no diesel engine modifications or substantial changes to the conventional fuel handling and delivery systems. Biodiesel delivers similar horsepower, torque, and fuel efficiency as conventional diesel, while producing significantly lower emissions of carbon monoxide, black smoke, and particulate matter.

B20 (blend of 20vo% biodiesel with 80vol% conventional diesel) has limited distribution in the U.S. currently, although all diesel vehicles can use this fuel. According to the National Biodiesel Board, biodiesel use in the U.S. was about 75 million gallons in 2005, vs. a total on-road diesel consumption of 40 billion gallons, according to the DOE Energy Information Administration. Federal and state fleets are mandated to use B20 if available, to meet their targets for the Energy Policy Act and E.O. 13149 compliance (discussed below).

According to the EPA, one drawback with biodiesel is that it increases NOx emissions compared to conventional diesel fuels. The NewGen technology is designed to enhance the performance of B20 by eliminating this NOx increase, while also substantially increasing the reduction of black smoke and particulates.

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

Industry Overview

According to the Energy Information Administration (www.eia.doe.gov), gasoline is used in the U.S. in over 200 million vehicles with combined travel of over 7 billion miles per day for a total of about 140 billion gallons per year (2006). U.S. on-highway diesel consumption averaged 94 million gallons per day in 2002, and was growing at a pace of 3 million gallons/day per year. There are approximately 167,000 retail fuel outlets across the nation. Alternative fuels have become a national issue with growing support across the country.  The Wall Street Journal recently reported that governors from 33 states are pushing to expand use of ethanol and biodiesel as a strategy to displace petroleum by 25% no later than 2025 (www.25x25.org).  They recognize that biofuels create new rural employment opportunities, is good for the environment, reduce importation of fossil fuels, and is good public policy. The Jobs Creation Act of 2005 which was signed into law creates a renewable fuels standard (RFS) mandating the minimum use of 7.5 billion gallons of renewable motor vehicle fuels in the U.S. by 2012.

NewGen’s products are designed for use in all internal combustion engines, spark-ignited (gasoline) and compression-ignition (diesel) opening the entire transportation market for sales and distribution. This market includes automotive, marine, rail, and aviation, a total of over 200 billion gallons per year (2006). In addition, our products can be utilized in stationary equipment as those used in power generation, home heating, chemical plants and mining. The intended benefits of its technology are designed to create competitive products with multiple economic and environmental effects.

Distribution

NewGen is currently developing an innovative mechanism for the distribution of our alternative renewable and cleaner fuel products and technologies, including NewGen’s acquisition of four fuel terminals located in the Southeastern United States in North Carolina, South Carolina and Georgia. In addition the company plans to sell our (ReFuel America) branded fuel products under licensing and marketing agreements with local dealers, wholesalers and “jobbers,” (a term to describe companies that have a supply infrastructure that facilitates the purchase, blending, storage and delivery of fuel).

Intellectual Property

NewGen has submitted the following patent application for these new fuel technologies in the United Kingdom pertaining to the use of our proprietary technology for production of our fuels. This application shows the inventive steps and novelty, which distinguishes them from the prior patents granted to the inventors of our technology. These inventive steps and novelty are required for new patents to issue.

0509818.1 - CLEAN BURNING FUELS AND ADDTIVES

The application was submitted on May 12, 2005, and is currently being reviewed for issue by The Patent Office in the United Kingdom. It is anticipated the patent would be converted to Patent Convention Treaty applications to cover worldwide all the countries that have entered into the Patent Convention Treaty (over 70 countries are members of the PCT). After one year as a PCT applicant, we can then decide in which country we wish to file. The US applications may be concurrently filed with the PCT applications.

Originally, NewGen submitted several patent applications for new fuel technologies in the United Kingdom pertaining to the use of our proprietary technology for production of our fuels, two of which were terminated by management. These applications are in process of being PCT and USA applications, which show inventive steps and novelty, which distinguishes them from the prior patents granted to the inventors of our technology. These inventive steps and novelty are required for new patents to issue.

This strategy keeps the applications away from the public domain for another 18 months allowing NewGen to get to market prior to exposure of their novel processes.

Competition

NewGen proprietary branded fuels will compete with many other branded fuel products in the transportation fuel market including larger branded oil and independent chain retail service stations across the United States. The fuel industry is extremely competitive and includes several companies which have achieved substantial market share, and have long operating histories, large customer bases, and substantially greater financial, development, and marketing resources than NewGen and ReFuel at present. Currently, these entities tend to compete in a commodity business, with differentiation created by pricing. In some cases, the fuel suppliers also compete by differentiating the quality of the product offering.

By offering conventional hydrocarbon and premium alternative renewable fuel blends with patent pending technology, NewGen intends to provide a new approach to product differentiation and value-added options for the customer and consumer.

Other potential competitors are fuel additive manufacturers. There are six major competitors in the additives market, including Lubrizol, Chevron-Texaco (Oronite), Associated Octel/Octel-Starreon, Infineum, BASF, and Akzo Nobel. The NewGen business model includes sales of complete finished fuels, not additives. Therefore, these additive manufacturers are not direct competitors unless they partner with fuel suppliers mentioned above. The company intends to continue development of its technology to maintain a competitive advantage and to diversify our product offerings.

Government Regulation

In the U.S., two significant energy policy measures have shaped renewable fuels’ present and future status. First, the Energy Policy Act (EPAct) was passed in 1992, and later amended, to encourage the use of alternative fuels to help reduce U.S. dependence on imported oil. For fiscal year 1999 and beyond, 75% of a federal fleet’s vehicle acquisitions must be alternative fuel vehicles. Supplementing this is Executive Order 13149 (E.O. 13149), which mandates that any federal agency with a fleet of 20 or more vehicles in the U.S. must develop a compliance strategy that documents how the agency plans to accomplish a required reduction of 20% in petroleum consumption by 2005 (vs. 1999 consumption).

In addition to these mandates, recent changes to tax policy have continued to build incentives for alternative fuels. The Volumetric Ethanol Excise Tax Credit (VEETC) provision contained in the JOBS (‘Jumpstart Our Business Strength’) bill) has streamlined access to existing federal incentives for biofuels, thus enhancing distribution and availability of both E85 and biodiesel fuels. This bill became law in late October 2004.

In January 2000, the U.S. Environmental Protection Agency promulgated new diesel emission standards that requires significant reduction in harmful emissions, especially particulate matter (PM) and oxides of nitrogen (NOx). Diesel PM emissions are to be reduced by 90% and NOx by 95%, beginning in 2004, to be fully implemented by 2007. To facilitate these goals, the EPA required a 97% reduction of the sulfur content of on-highway diesel fuel (to 15ppm, maximum) beginning in late 2006.

Finally, in 2005, energy bill legislation was enacted to establish additional incentives and mandates for federal fleets in regards to renewable fuels, as well as the RFS that sets a floor of 7.5 billion gallons of biofuel use by 2012. Another important requirement is for state and federal fleets to report their alternative fuel uses in accordance with E.O. 13149. Federal leadership has been followed by many states that have adopted tax incentives and mandates for state-operated fleets.

In order for NewGen products to be used in the United States, EPA fuel and fuel additive registration is required pursuant to Section 211(b) of the Clean Air Act (as amended). The company will address this requirement on an as and when needed basis as all fuels will be within existing American Society for Testing and Materials (ASTM) standard standards.

Employees

As of December 2006 the company had approximately 52 employees. NewGen has not experienced any work stoppages and considers relations with employees to be good. The company anticipates hiring additional employees as expansion of the scope of the business continues; including increased international production and product distribution.

ITEM 1A.

RISKS RELATED TO OUR FINANCIAL RESULTS

NewGen is a development stage company in an emerging biofuel industry. There is a risk that this business venture may fail.

To date, NewGen has been involved primarily in product development, developing sources of supply for product components and developing strategic acquisitions and joint ventures for fuel production and supply. NewGen has only a limited operating history and limited experience in producing and bringing to market its products. In the future, the company may experience many of the problems, delays and expenses encountered by any early stage business, many of which are beyond its control. These problems include, but are not limited to:

•	Substantial delays and expenses related to testing, development, procurement and production of our products;

•	Unanticipated difficulties relating to the production and marketing of a new product in the international marketplace;

•	Competition from larger and more established companies; and

•	Lack of market acceptance of our new products and technologies.

NewGen has only a limited operating history upon which to base any projection of the likelihood its business model will prove successful, and thus it cannot ensure that it will achieve profitable operations or even generate significant operating revenues.

In addition, the NewGen technology is a new approach to renewable alternative fuels and reducing harmful emissions from certain internal combustion engines and the unproven aspects of its technology may never prove commercially viable. There is the potential that the company may not be able to produce on a sustainable basis the preliminary performance results achieved in certain of its research efforts. It is also possible that the products will not meet certain regulatory requirements and the company may not be able to manufacture or successfully market its products at a reasonable cost.

NewGen may need to raise additional capital to fund our operations, and our failure to obtain funding when needed may force the Company to delay, reduce or eliminate product development, production and distribution efforts.

If in the future, if we are not capable of generating sufficient revenues from operations and our capital resources are insufficient to meet future requirements, we may have to raise additional funds to continue the commercialization, marketing and sale of our technologies and products.

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

In their report dated March 30, 2007, our independent auditors stated that our consolidated financial statements for the period from June 1, 2005 (inception) through December 31, 2005 and for the year ended December 31, 2006, were prepared assuming that we would continue as a going concern. The independent auditors noted that we have suffered significant losses from operations and have a cash flow deficiency from operations as well as a working capital deficiency. As a result of the going concern qualification, we may find it much more difficult to obtain financing in the future, if required. Further, any financing we do obtain may be on less favorable terms.

RISKS RELATED TO OUR BUSINESS

Our Commercial Success will Depend in Part on Our Ability to Obtain and Maintain Patent Protection.

Our success will depend in part on our ability to maintain and/or obtain and enforce patent protection for our technologies and to preserve its trade secrets, and to operate without infringing upon the proprietary rights of third parties. We have obtained rights to one pending patent application filed and two other applications in process in the United Kingdom, and may, in the future, seek rights from third parties to other patent applications or patented technology. There can be no assurance that patents will issue from the patent applications filed or that the scope of any claims granted in any patent will provide us with proprietary protection or a competitive advantage.

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

We will require additional financing in order to construct biodiesel and/or fuel ethanol production facilities.

We will need funding in excess of $1,000 million in order to invest in or construct several biofuel production and distribution facilities. Accordingly we will be required to obtain additional private or public financing including debt or equity financing and there can be no assurance that such financing will be available as needed, or, if available, on terms favorable to us. Any additional equity financing may be dilutive to stockholders and such additional equity securities may have rights, preferences or privileges that are senior to those of our existing common stock.

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

We have plans to build and operate biodiesel plants, but we have limited experience in the construction and operation of such facilities, therefore there is a risk that these operations may not be successful and we may be dependent on third parties for supply of biodiesel and ethanol.

We have plans to build and operate biodiesel plants around the United States and Internationally. Although we have hired experienced engineers to assist in the development of these facilities, we have limited experience in the biodiesel construction process. Accordingly, we may be dependent on various employees, strategic partners and vendors with respect to these projects. If these biodiesel production projects are not successful, we may then be required to locate alternative means to produce our biodiesel products.

We are dependant on supplies of gasoline and diesel to produce our products.

The production and distribution of our products is dependent on a sufficient supply of gasoline and diesel. If we are unable to obtain a sufficient fuel supply it could prevent us from commercializing our blended products.

We are dependent upon key personnel.

Our success is heavily dependent on the continued active participation of certain of our current executive officers, including S. Bruce Wunner and Ian Williamson. Loss of the services of one or both of these officers could have a materially adverse effect upon our business, financial condition or results of operations. Neither of these individuals currently have any plans to retire or leave in the near future. We do not maintain any key life insurance policies for any of its executive officers or other personnel. The loss of any of our senior management could significantly impact our business until adequate replacements can be identified and put in place.

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

We may be subject to government approvals and regulations that reduce our ability to commercialize our products, increase our costs or operations and decrease our ability to general income.

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

The handling, blending, storage and distribution of refined petroleum products involves the controlled use of materials that are hazardous to the environment. The company cannot eliminate the risk of accidental contamination or discharge and any resulting problems that occur. Federal, state and local laws and regulations govern the use, manufacture, storage, handling and disposal of these materials. We may be named a defendant in any suit that arises from the improper handling, storage or disposal of these products. We could be subject to civil damages in the event of an improper or unauthorized release of, or exposure of individuals to, hazardous materials. Claimants may sue us for injury or contamination that results from use by third parties of alternative fuel products, and our liability may exceed our total assets. Compliance with environmental laws and regulations may be expensive, and current or future environmental regulations may impair our research, development and production efforts.

We may have difficulties managing growth with could lead to higher losses.

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

RISKS RELATED TO CONSTRUCTION OF THE BIODIESEL AND/OR FUEL ETHANOL PRODUCTION FACILITIES.

Dependence on key suppliers, whose failure to perform, could hamper our ability to operate profitably or decrease the value of the company.

We will be highly dependent upon engineering firms, equipment manufacturers, general contractors and our joint venture partners to design and build the biodiesel plants. We will be highly dependent upon our employees and joint venture partners to manage some of our plants, procure some of our raw materials and market some of our products. If our employees, partners and joint ventures do not perform their obligations as agreed, we may be unable to generate revenues as anticipated.

We may need to increase cost estimates for construction or refurbishment of fuel terminal and other potential biodiesel plants.

It is possible that the cost of construction could increase significantly requiring more capital to complete the project. Therefore, there is no assurance that the final cost of the plants will not be materially higher than anticipated. There may be design changes or cost overruns associated with the construction of the plants. Shortages of labor, steel, wood, or other materials necessary to construction could affect the final completion date of the project. Any significant increase in the estimated construction cost of the plants could delay our ability to generate revenues or reduce the amount of revenues estimated. The plant’s revenue may not be sufficient to support the increased expenses attributable to increased construction costs.

Production technology change could adversely impact our ability to operate at a profit or compete in the biofuels industry.

Advances and changes in the technology of biofuels production are expected to occur. Such advances and changes may make our selected production technology less desirable or obsolete. Our plants are single purpose entities and have no use other than the production of biofuels and associated products. Plant costs are primarily attributable to the cost of production technology, which may be impractical or impossible to update. Obsolescence of technologies currently utilized in the production of biofuels could adversely impact our ability to generate revenues and/or operate at a profit.

Delays or unanticipated costs in providing rail infrastructure to serve the transportation needs of the facility could significantly impact our ability to operate the plant and reduce the value of your investment.

Rail spurs and other associated infrastructure may be required in order to access rail service from the biofuel plants. We have not negotiated for the construction of rail sidings, rail ladder tracks or other rail construction. Increased costs for rail access or a delay in obtaining rail access could significantly impact our ability to operate the plants since we expect to ship most of our biofuels by rail. If we are unable to access rail service, we will have to employ truck & trailer transport for distribution to customers. As a result, this may increase costs and impact our ability to operate at a profit.

Unknown environmental problems could be expensive and time consuming to correct, and could delay the plants construction and delay our ability to generate revenue.

Locations in Sandersville, Georgia and Singapore have been identified for construction of the first biodiesel plants. While the company has no reason to believe that there is a risk of environmental problems, there can be no assurance that they will not be encountered at this site or any other sites that may delay construction. NewGen does not anticipate or is aware of any environmental problems at the selected site. The presence of environmental problems could delay construction and may require additional resources to correct problems and could delay the ability to generate revenues.

RISKS RELATED TO BIOFUEL PRODUCTION

Our profitability is in part dependent on the market prices for BioFuels and related byproducts.

Profitability and financial condition will be significantly affected by the selling price of biodiesel and ethanol. Uncontrolled market forces ultimately drive the price and supply of biodiesel and ethanol. Revenues are directly related and dependent on the market prices for biodiesel.

Increased biodiesel capacity also leads to increased supplies of co-products from the production of biodiesel, such as glycerin. Increased supplies could exceed demand and could lead to lower prices for these co-products. Downward changes in the price of biodiesel or its co-products may result in less income, which would decrease the company’s revenues and decrease our profitability.

An increase in feedstock prices could increase our costs and decrease our profits.

Changes in the cost of feedstock can significantly affect our business. The cost of feedstock is estimated to be approximately 70-80% of our biodiesel cost. In the past, the prices of feedstock (some feedstock examples are oils of soybean, sunflowers, palm, rapeseed, and canola) have been volatile. Increased biodiesel production may also lead to an increase in the price of feedstock and thus lower profit margins. Feedstock prices may also be affected by other market sectors. Increased feedstock prices could decrease the company’s profitability.

Reliance on third party suppliers for feedstock may impact our biodiesel production and profitability.

To date, we have no binding commitments for the supply of feedstock. We anticipate entering into feedstock procurement agreements with third party suppliers. However, many suppliers utilize their own feedstock in biofuels plants where they have an interest. Our suppliers could terminate our contracts and sell to other buyers, or enter into the biofuels production business in direct competition with us. If our suppliers do not perform their obligations as agreed we may be unable to enforce our agreements with our suppliers. Competition for feedstock may raise the cost of feedstock and adversely impact our profitability.

Risks Relating To Our Current Financing

There Are A Large Number of Shares Underlying Our Convertible Debentures And Warrants That May Be Available For Future Sale And The Sale Of These Shares May Depress The Future Market Price Of Our Common Stock.

As of December 31, 2006, we had 62,190,140 shares of common stock issued and outstanding and convertible debentures outstanding that may be converted into estimated 16,508,579 shares of common stock, and outstanding warrants to purchase up to 8,601,521 shares of common stock. In addition, options to purchase 4,240,000 shares of common stock have been granted. The number of shares of common stock issuable upon conversion of the outstanding convertible debentures may increase if the market price of our stock declines. All of the shares, including all of the shares issuable upon conversion of the notes and upon exercise of our warrants, may be sold without restriction. There is currently a limited market for shares of our common stock and the sale of these shares may adversely affect the market price of our common stock.

The Continuously Adjustable Conversion Price Feature Of Our Convertible Debentures Could Require Us To Issue A Substantially Greater Number Of Shares, Which Will Cause Dilution To Our Existing Stockholders.

Our obligations, as of December 31, 2006, to issue shares upon conversion of our convertible debenture in the principal, interest and redemption premium in the amount of $9,162,283 is essentially limitless since conversion is at the lower of $1.00 or 80% of the lowest bid price for the common stock for the 5 trading days before but not including the conversion date and 80% of the average closing price for the common stock for the 3 trading days before but not including the conversion date. Accordingly, the number of shares of common stock issuable upon conversion of our secured convertible notes will increase if the market price of our stock declines, which will cause dilution to our existing stockholders.

The following is an example of the amount of shares of our common stock that are issuable, upon conversion of the callable secured convertible notes (excluding accrued interest), based on market prices 25%, 50% and 75% below the current market price of $ .66 as of March 20, 2007.

As illustrated, the number of shares of common stock issuable upon conversion of our secured convertible notes will increase if the market price of our stock declines, which will cause dilution to our existing stockholders.

Effect on Shares Issuable From Convertible Debentures as a Result from Declining Market Prices

% Below Market	Price Per Share	Number of Shares Issuable	% of Outstanding Stock

25%	$0.50	18,060,897	29.04%
50%	$0.33	27,091,345	43.56%
75%	$0.17	54,182,691	87.12%

The Continuously Adjustable Conversion Price Feature Of Our $9,162,283 Principal Convertible Debenture May Encourage Investors To Make Short Sales In Our Common Stock, Which Could Have A Depressive Effect On The Price Of Our Common Stock.

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

On January 24, 2006, we entered into a financing arrangement involving the sale of an aggregate of $5,000,000 principal amount of convertible debentures and stock purchase warrant to buy 4,891,304 shares of our common stock. The convertible debenture is due and payable, with 10% interest, three years from the date of issuance, unless sooner converted into shares of our common stock. In addition, any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, breach of any covenant, representation or warranty in the Securities Purchase Agreement or related convertible note, the assignment or appointment of a receiver to control a substantial part of our property or business or the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against us could require the early repayment of the convertible debentures.

On December 7, 2006, the Company entered into a $1,100,000 secured convertible debenture agreement with interest to accrue on the outstanding principal balance at an annual rate equal to ten percent (10%) with a third party lender and a stock purchase warrant to buy 815,217 shares of our common stock. The Company’s obligations under the December 7, 2006 Purchase Agreement are secured by substantially all of the Company’s assets. In addition, certain executive officers and directors of the Company have granted the holders a security interest in a portion of shares of the Company’s common stock held by such officers and directors. The December 7, 2006 debenture was due January 6, 2007. On January 11, 2007 the due date of the December 7, 2006 debenture was extended to February 6, 2007 and currently is in default. We are currently in discussions for an extension on this loan.

On December 20, 2006, the Company entered into an unsecured convertible debenture with a director in the amount of $2,644,400 at an interest rate of 10% for working capital purposes. Principal and interest are due June 20, 2007. The Company may, without premium or other prepayment penalty, prepay all or a portion of the outstanding principal of the December 20, 2006 debenture.

On February 15, 2007, the Company entered into an unsecured convertible debenture with a director in the amount of $850,000 at an interest rate of 10% for working capital purposes. Principal and interest are due May 15, 2007. The Company may, without premium or other prepayment penalty, prepay all or a portion of the outstanding principal of the February 15, 2007 debenture.

On March 13, 2007, the Company entered into a $1,250,000 secured convertible debenture agreement with interest to accrue on the outstanding principal balance at an annual rate equal to 10% for working capital and to pay for certain expenses relating to its acquisition of all of the issued and outstanding stock of Appalachian Oil Company, Inc. The debenture will mature on March 13, 2009.

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

ITEM 2. DESCRIPTION OF PROPERTY

We lease our principal executive offices, which are located at 6000 Fairview Road, 12th Floor, Charlotte, North Carolina 28210. These offices consist of approximately 500 square feet, with monthly rent of $5,843.

In addition to our executive offices, we own three terminals which will be used for the blending and distribution of our alternative fuel products:

•	Spartanburg Terminal - 400 Delmar Road, Spartanburg, South Carolina 29302 consisting of 3.8 acres; and adjoining property located at 75 Pineridge Drive, Spartanburg.
•	Columbus Terminal - 4840 Miller Road, Columbus, Georgia 31904 consisting of 7.5 acres; and
•	Charlotte Terminal - 7720 Mt. Holly Road, Paw Creek, North Carolina 28214 consisting of 6.2 acres.

We believe that current facilities are adequate for our current and immediately foreseeable operating needs. We do not have any policies regarding investments in real estate, securities or other forms of property.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently involved in the following:

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

On October 20, 2006 Scott Deininger, a former employee, has sued NewGen for breach of contract after his employment was terminated. He currently serves as a member of the Board. The Company is seeking to settle the claim. The Company does not believe that the ultimate outcome of this matter will have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASERS OF EQUITY SECRUITIES.

Market Information

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

Range of High and Low Last Reported Bid Prices for the Periods Noted

	2006		2005		2004
	High	Low	High	Low	High	Low
1st Quarter	$3.50	$0.70	$1.50	$0.75	$4.50	$0.78
2nd Quarter	$1.87	$0.35	$1.50	$0.51	$2.10	$0.69
3rd Quarter	$0.65	$0.15	$3.99	$0.60	$1.20	$0.75
4th Quarter	$0.95	$0.15	$2.50	$1.25	$1.20	$0.75

Holders

As of December 31, 2006, there were approximately 365 holders of record of our common stock.

Dividends

We have not paid any cash dividends on our common stock and we do not currently intend to pay cash dividends in the feasible future.

Securities Authorized for Issuance Under Equity Compensation Plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders	-0-	-0-	8,000,000

Total	-0-	-0-	8,000,000

The board of directors has created an equity compensation plan for 8,000,000 shares of stock, with a four year vesting period and an expiration date ten years after the last vesting date. The board’s compensation committee authorizes any issuance of options under the plan. Currently the plan has not been approved by security holders.

Recent Issuances of Unregistered Securities

On December 21, 2006 the Company issued 500,000 and 1,350,000 of common stock to two individuals in exchange for consulting services received.

On February 28, 2007, the warrant dated August 1, 2005, for 2,155,000 shares of stock was exercised. The warrants exercised had a par value per share of $.001.

Between January and March 2007, Cornell Capital Partners LLC converted $1,481,500 of their convertible debentures into 2,638,073 shares of common stock.

All other sales and/or issuances have been previously reported on Form 8-K.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

INTRODUCTION

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto. Our fiscal year ends December 31. This document contains certain forward-looking statements including, among others, anticipated trends in our financial condition and results of operations and our business strategy. (See “Factors Which May Affect Future Results”). These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) changes in external factors or in our internal budgeting process which might impact trends in our results of operations; (ii) unanticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which the Company operates; and (iv) various competitive market factors that may prevent us from competing successfully in the marketplace.

Corporate History

ReFuel America, Inc. (a development stage company), (the "Company" or “ReFuel”) was incorporated on June 1, 2005 under the laws of the state of Delaware. The Company was formed for the purpose of developing and distributing innovative transportation fuels including biodiesel and ethanol blends with regular hydrocarbons. The Company's offices are located in Charlotte, North Carolina.

On July 29, 2005, Bongiovi Entertainment, Inc. ("Bongiovi"), an inactive public shell corporation, consummated a Share Exchange Agreement (the "Agreement") with Refuel whereby all of the shareholders in ReFuel had their shares converted into 28,135,033 shares of Bongiovi, or approximately 89% of the common stock of Bongiovi. As part of the reverse merger between Bongiovi and ReFuel, warrants were issued to two shareholders to purchase a total of 2,255,000 common shares. One warrant for 2,155,000 common shares has no expiration date and has an exercise price of $0.001 per share. The other warrant for 100,000 common shares is exercisable for a term of five years and has an exercise price of $5.00 per share. Under generally accepted accounting principles, a company whose stockholders receive over fifty percent of the stock of the surviving entity in a business combination is considered the acquirer for accounting purposes.

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

Management estimated the net fair value of the assets and stock purchased to be approximately $351,000.

The acquisition of the IPF entities including the assets of Industrie Planung Fischer AG, a provider of project engineering, project management and engineering consulting services, compliment and optimize Actanol, Inc.’s ability to provide full service biofuel plant design, building, staffing and management solutions.

On September 26, 2006 the Company formed a joint venture named NewGen Biofuels Asia Pte Ltd (“NBA”) a company registered in Singapore, with Palmbio Venture Pte Lte, a company registered in Singapore, for the purpose of conducting the business of manufacturing, processing, storing, marketing, distributing, and selling biodiesel, biodiesel mixtures, and biodiesel byproducts. The Company has a 68% voting interest. The Company has no commitments to fund initial start up costs and working capital, however, as of September 30, 2006; the Company has advanced $190,000 in costs prior to creation of NBA. Additional working capital requirements will be treated as shareholder loans. As of December 31, 2006 $92,000 was loaned to NBA for working capital. As of December 31, 2006 the total amount recorded as loans to NBA is $282,000. An additional $27,000 was loaned to NBA for working capital subsequent to December 31, 2006.

There have been no significant operations since inception and the Company is in the process of raising additional capital and financing for future operations.

 Restatement

On August 29, 2006, the Company restated its financial statements as of and for the three months ended March 31, 2006 and for the period from June 1, 2005 (Inception) to March 31, 2006 to reflect changes in the valuation of our embedded derivative financial instrument liability due to the use of a more comprehensive modeling tool for valuing such complex derivative financial instruments and the identification of other embedded derivative financial instruments. The amounts reported in the accompanying consolidated financial statements as of and for the twelve months ended December 31, 2006 and for the period from June 1, 2005 (Inception) to December 31, 2006 reflect these restated amounts.

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

NewGen and its wholly-owned subsidiary, ReFuel, is a fuel production and distribution company engaged in the development of innovative fuel technologies, including biofuels, blends, and fuel additive products which can increase vehicle fuel efficiency while reducing exhaust emissions by changing fuel properties that allow more complete combustion while decreasing the dependency on foreign fuels.

While NewGen has not yet launched its fuel distribution, the company intends to utilize patent-pending technology to produce fuel products, which will be distributed through both the wholesale and retail segments of the fuel marketplace, in part via the company’s pending acquisition. The company intends to continue development of our technology to diversify our product offerings utilizing technology that is multi-functional and multi-purpose, allowing it to be used in a wide range of fuels including gasoline, diesel, biodiesel and fuel ethanol. NewGen’s products include proprietary formulae, designed to positively alter the combustion characteristics of the fuel. Because of the unique character of the proprietary formulae, fuel formulations are designed to create a mono-layer on the fuel delivery system, increasing lubricity (reducing fuel system wear and tear) while the detergent character of the formulae is designed to prevent deposit formation on fuel injectors. The technology is also designed to result in greater atomization and efficiency of combustion, to provide increases in fuel economy and reductions in emissions.

Currently, NewGen is working with a joint venture partner through the ReFuel subsidiary to build and operate a biodiesel plant that is designed to produce 60 million gallons annually in Sandersville, Georgia. This proposed joint venture would be the initial step in our plans to manufacture, process, and distribute biofuels in the U.S. with the aim of substantially increasing a vehicle's operating efficiency while reducing the amount of carbon monoxide, particulates, and nitrous oxides produced. Current cash requirements are projected to be approximately $2,000,000 in general and administrative costs and approximately $60,000,000 in capital expenditures over the next twelve to fourteen months. Operations are planned to commence in the third quarter 2008.

In addition, the company closed on the purchase of three fuel terminals in 2006 and one fuel terminal in 2007, in the Southeast United States which are assets acquired from Crown Central LLC. The terminals, with a total storage capacity of over 15 million gallons, and an annual throughput capacity of more than 700 million gallons, will be refurbished to further enhance the storage, blending, and distribution of a full slate of transportation fuels, including biodiesel and ethanol blends, as well as traditional hydrocarbon fuels. The four terminals are strategically located near existing major petroleum product pipelines with railcar and truck transport access.

The purchase of these terminals gives NewGen the opportunity to process, blend, and store its proprietary biodiesel and ethanol blends as well as hydrocarbon fuels. This is a crucial next step in the company’s growth strategy - allowing the company to blend biodiesel and ethanol with conventional hydrocarbon fuels for distribution domestically and internationally. NewGen intends to offer proprietary products to meet increasing demand for biofuel products, driven by the need for greater fuel efficiency, reduced exhaust emissions, and for the desire for greater energy independence. Barring unforeseen delays, two of these terminals, located in Charlotte, North Carolina and Spartanburg, South Carolina, are expected to be operational in the summer of 2007, with the Columbus, Georgia operational line in the fourth quarter of 2007 and the second Spartanburg, South Carolina location operational in the first quarter 2008.

On September 2, 2005, the Company formed a joint venture, named Advanced Biotechnologies, LLC, with Advanced Biotechnologies, Inc. for the purpose of blending, processing, storing, distributing and selling biodiesel, biodiesel mixtures and biodiesel byproducts. The Company has a 50% voting interest and a 50% allocation share of Advanced Biotechnologies, LLC’s profits and losses. The Company has contributed capital of $655,392 for initial start up costs to Advanced Biotechnologies, LLC as of December 31, 2006. . The Company has concluded that this joint venture is a VIE and accordingly has included this entity in its consolidated financial statements as of December 31, 2006 and for the period from June 1, 2005 (inception) to December 31, 2006.

On November 8, 2005, NewGen announced that our wholly-owned subsidiary, Refuel America, Inc., and PowerSHIFT Energy Company, Inc., a provider of alternative energy solutions, entered into a Limited Liability Company Agreement for the formation of PowerSHIFT Biofuels of Hawaii, LLC and a Limited Liability Company Agreement for the formation of PowerSHIFT Biofuels of Iowa, LLC. These joint venture entities, equally owned by NewGen and PowerSHIFT Energy, were created to build biodiesel plants and power generation facilities in the United States. The company is currently in the process of dissolving these relationships.

On November 29, 2005, NewGen entered into a joint venture agreement with AG Global Partners Limited and NewGen Fuel Technologies Limited, to acquire 500 shares of NewGen Fuel Technologies Limited, so that it would be equally owned by us and AG Global Partners Limited. On September 5, 2006, the Company terminated its interest in consummating this joint venture and has paid AG Global Partners Ltd. A cash payment of $110,000 and 562,500 shares of the Company’s common stock and 562,500 shares from a former executive director.

On August 18, 2006 our majority owned subsidiary Actanol, Inc. acquired all of the issued and outstanding capital stock of a privately held company, Blitz 06-149 GmbH., a German shelf company with no assets or liabilities set up for the purpose of accelerating the legal process of setting up a German corporation for approximately $34,000, Blitz 06-149 subsequently changed its name to Actanol GmbH and on September 1, 2006 acquired 98.8% of IPF Germany GmbH for approximately $ 8,800 from Industrie Planung Fischer AG, an entity in German insolvency proceedings. As required by the insolvency administrator, an interest bearing two month working capital loan of $317,125, held in escrow under the control of the insolvency administrator was set up and used during the month of September and October 2006. Additionally, on September 1, 2006, IPF GmbH acquired for approximately $308,000 all the assets of Industrie Planung Fischer AG, including the stock of IPF Polska, representing 99% of the outstanding stock and the stock of IPF America, Inc representing 30% of the outstanding stock. The aggregate acquisition price was approximately $351,000, which was paid entirely in cash. The acquisition of the IPF entities including the assets of Industrie Planung Fischer AG, a provider of project engineering, project management and engineering consulting services compliment and optimize Actanol, Inc.’s ability to provide full service biofuel plant design, building, staffing and management solutions.

On September 26, 2006 the Company formed a joint venture named NewGen Biofuels Asia Pte Ltd (“NBA”) a company registered in Singapore, with Palmbio Venture Pte Lte, a company registered in Singapore, for the purpose of conducting the business of manufacturing, processing, storing, marketing, distributing, and selling biodiesel, biodiesel mixtures, and biodiesel byproducts. The Company has a 68% voting interest. The Company has no commitments to fund initial start up costs and working capital, however, as of September 30, 2006; the Company has advanced $190,000 in costs prior to creation of NBA. Additional working capital requirements will be treated as shareholder loans. As of December 31, 2006 $92,000 was loaned to NBA for working capital. As of December 31, 2006 the total amount recorded as loans to NBA is $282,000. An additional $27, 000 was loaned to NBA for working capital subsequent to December 31, 2006.

As of December 31, 2006, we had cash available to fund current operations for approximately one month. In 2006, we received cash proceeds of $420,000 from the issuance of a short-term promissory note to a director, of which $318,026 was repaid. Additionally, we received cash proceeds of $5,650,598 from the issuance of short-term promissory notes and short-term convertible debenture to another director, of which $3,006,230 was settled with 13,558,058 shares of the Company’s stock. On February 15, 2007, we received $850,000 from the issuance of a short-term convertible debenture from this same director. We received cash proceeds of $1,017,500 from the issuance of a short-term promissory note to a third party, which was settled with 4,646,257 shares of the Company’s stock. We received further gross proceeds of $6,100,000 from the issuance of 10% convertible debentures during 2006, of which $1,960,724 was converted into 5,600,174 shares of the Company’s stock. In 2007, we received gross proceeds of $1,250,000 from the issuance of 10% convertible debentures with the same convertible debt holder. However, we will need funding for current operations and additional capital expenditures as noted above.

In connection with our currently planned capital projects, including, but not limited to the construction and operation of biodiesel plants and power generation facilities, we will require approximately $1,000 million in additional financing. In addition, we will require approximately $8 million to $10.5 million complete the refurbishment of the fuel terminals We are currently reviewing various proposals for traditional debt project financing in order to fund a majority of the costs of these projects. In addition, we may decide to seek additional private debt or equity financing in order to provide for any additional financing needs we may have.

Liquidity and Capital Resources

Cash and Cash Flows from Operations

As of December 31, 2006, we had a cash balance of $444,563 and negative cash flow from operations of $6,384,507 and a stockholders’ deficiency of $6,692,749 as of December 31, 2006 and a net loss of $18,823,599 and a cash flow deficiency from operations of $8,263,109 for the period from June 1, 2005 (inception) to December 31, 2006. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The primary funding of operations was received through issuance of securities and loans.

We do not have sufficient funds on hand to fund our current operations through the near term. We intend to complete additional rounds of our private placement financing to fund our current and future operations. If successful in completing this financing, we may not be able to do so on terms that are not excessively dilutive to our existing stockholders or less costly than existing sources of financing. Failure to secure additional financing in a timely manner and on favorable terms if and when needed in the future could have a material adverse effect on our financial performance, balance sheet and stock price and require us to implement cost reduction initiatives and curtail operations. Never the less, the consolidated financial statements as of December 31, 2006 have been prepared on a going concern basis.

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

Financing through Debt - Cornell Debenture

To obtain funding we entered into a Securities Purchase Agreement with Cornell Capital Partners LP (“Cornell”) on January 24, 2006 for the sale of $5,000,000 in secured convertible debentures and a warrant to purchase 1,125,000 shares of our common stock at $1.00 per share. Provided that the terms and conditions of the Securities Purchase Agreement are satisfied, Cornell Capital Partners LP is obligated to provide us with an aggregate of $5,000,000 as follows:

•	$2,200,000 was disbursed on January 24, 2006;
•	$650,000 was disbursed on March 14, 2006; and
•	$2,150,000 was disbursed two business days before our registration statement filed on Form SB-2 was declared effective on September 19, 2006.

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

The Company entered into an additional securities purchase agreement with Cornell on December 7, 2006, for $1,100,000. The secured convertible debenture agreement bears interest at an annual rate equal to ten percent (10%). The Company’s obligations under the December 7, 2006 Purchase Agreement are secured by substantially all of the Company’s assets. In addition, certain executive officers and directors of the Company have granted the holders a security interest in a portion of shares of the Company’s common stock held by such officers and directors. The December 7, 2006 debenture is due January 6, 2007. On January 11, 2007 the due date of the December 7, 2007 debenture was extended to February 6, 2007. The note currently is in default. We currently are in discussions for an extension on this loan.

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

On August 22, 2006, $100,000 of the Company’s Convertible Debentures (See Note 9) were converted into 390,625 shares at a per share price of $0.256, which is calculated at the lower of $1.00 or 80% of the previous five day bid price of $0.32

On October 11, 2006, $50,000 of the Company’s Convertible Debentures (See Note 9) were converted into 416,667 shares at a per share price of $0.12, which is calculated at the lower of $1.00 or 80% of the previous five day bid price of $0.15.

On November 13, 2006, $25,000 of the Company’s Convertible Debentures (See Note 9) were converted into 189,394 shares at a per share price of $0.132, which is calculated at the lower of $1.00 or 80% of the previous five day bid price of $0.165.

On November 21, 2006, $100,000 of the Company’s Convertible Debentures (See Note 9) were converted into 806,452 shares at a per share price of $0.124, which is calculated at the lower of $1.00 or 80% of the previous five day bid price of $0.155.

On November 22, 2006, $100,000 of the Company’s Convertible Debentures (See Note 9) were converted into 806,452 shares at a per share price of $0.124, which is calculated at the lower of $1.00 or 80% of the previous five day bid price of $0.155.

On November 29, 2006, $15,000 of the Company’s Convertible Debentures (See Note 9) were converted into 104,667 shares at a per share price of $0.144, which is calculated at the lower of $1.00 or 80% of the previous five day bid price of $0.18.

On December 27, 2006, $89,224 of the Company’s Convertible Debentures (See Note 9) were converted into 390,625 shares at a per share price of $0.256, which is calculated at the lower of $1.00 or 80% of the previous five day bid price of $0.32.

Financing through Debt - Related Parties

The Company received $420,000 of additional financing from a director of the Company. On April 26, 2006, the Company entered into an unsecured short-term promissory note with a director in the amount of $420,000 at an interest rate of 10% for working capital purposes. Principal and interest were originally due October 26, 2006 and have been extended for another six months to April 25, 2007.

During 2006, the Company received $3,006,230 of conventional debt financing from a director of the Company.

During 2006 the Company received $1,017,500 of the conventional debt financing from a third party.

The total received from the director and third party noted above total $4,023,730.

On December 12, 2006 $3,006,230 of the Company’s Notes Payable and $112,123 (See Note 6) of accrued interest was repaid with 13,558,058 shares at a per share price of $.23 which is calculated at a rate equal to the lesser of (i) 80% of the average three (3) day trading price of the Common Stock (on the OTC-BB or other exchange on which the Common Stock is then trading) during the three trading days immediately prior to the date of such election or (ii) $0.25 per share.

On December 12, 2006 $1,017,500 of the Company’s Notes Payable and $51,139 (See Note 6) of accrued interest was repaid with 4,646,257 shares at a per share price of $.23 which is calculated at a rate equal to the lesser of (i) 80% of the average three (3) day trading price of the Common Stock (on the OTC-BB or other exchange on which the Common Stock is then trading) during the three trading days immediately prior to the date of such election or (ii) $0.25 per share.

The following table summarizes the dates funds were received, the interest accrued and the total number of shares issued to satisfy the outstanding principal and accrued interest balance.

Date	Amount	Interest	Shares

05/17/06	$752,500	$43,088	3,459,080
06/12/06	1,017,500	50,137	4,641,900
08/08/06	500,000	17,808	2,251,340
08/24/06	500,000	15,068	2,239,428
08/31/06	600,000	16,932	2,682,311
08/31/06	653,730	20,229	2,930,256
	$4,023,730	$163,262	18,204,315

On December 20, 2006, the Company entered into an unsecured convertible debenture with a director in the amount of $2,644,400 at an interest rate of 10% for working capital purposes. Principal and interest are due June 20, 2007. The Company may, without premium or other prepayment penalty, prepay all or a portion of the outstanding principal of the December 20th debenture.

A portion or all the amounts of principle and interest due and outstanding on the December 20, 2006 debenture is convertible into shares of the Company’s common stock at any time at a price the lesser of (i) 80% of the average three (3) day trading price of the Common Stock during the three trading days immediately prior to the date of such election or (ii) $0.25 per share. Provided written notice, the Company may, without premium or other prepayment penalty, prepay all or a portion of the outstanding principal of the December 20, 2006 debenture. Following the date of the notice of prepayment, the Holder shall have a period of fifteen (15) calendar days to exercise the conversion rights provided.

Investing

In conjunction with the convertible debentures noted above, also on January 24, 2006, the Company, closed on a contract of sale, as amended, pursuant to which the Company purchased three parcels of land, along with fuel terminals located on such properties for a purchase price of $1,700,000 for all three parcels. Currently, the Company has engaged an experienced liquid bulk terminal storage engineering consulting and contracting firm to inspect, assess, clean the terminals, and manage the refurbishment and upgrading of various operating equipment and tanks to bring the terminals into proper operating condition. Assessments of the total costs needed to complete the terminal project costs range from as low as $8,500,000 and as high as $10,000,000. In February 2007, we purchased an additional terminal located in Spartanburg, South Carolina, with direct rail access. This site is estimated to by operational in the first quarter 2008 at a refurbishment cost range between $3,500,000 and $4,500,000. Additionally, the If the total refurbishment and upgrade costs are in excess of the amount already borrowed, we will need to secure additional funding in a timely manner. Failure to do so could have a material adverse effect on our financial performance, balance sheet and stock price and require us to implement cost reduction initiatives and curtail operations.

We are not aware of any material trend, event or capital commitment that which would potentially adversely affect liquidity.

Disclosure of Other Contractual Obligations

There are no other commitments that are long-term in nature. All commitments mentioned above are expected to be fulfilled with one year. The Company anticipates entering into “off take” agreements, purchase commitments, lease obligations and other financing arrangements in the near future.

Contractual Obligations	Total Amount	Less Than One Year	1-3 Years	4-5 Years	After 5 Years

Short-term Debt (1)	$3,846,342	$3,846,342	$-	$-	$-
Short-term Operating Leases (4)	1,046,811	401,209	642,800	2,802	-
Terminal management agreement (2)	1,166,656	300,000	866,656	-	-
Terminal engineering contractor (3)	588,945	588,945	-	-	-
Total contractual obligatins	$6,648,754	$5,136,496	$1,509,456	$2,802	$-

(1)
The short term debt amount is comprised of a directors convertible debenture in the amount of $2,644,368, a directors note payable in the amount of $101,974 and a convertible debenture with a third party in the amount of $1,100,000.

(2)
The company has enterred in to three, (5) year terminal management agreements with Cummins Terminals, Inc. Two of the contracts begin on November 1, 2005 and the third contract began on October 1, 2005. The monthly fee for each contract is $8,333.

(3)
The engineering contract is related to the refurbishment of the terminals. This amount represents $572,945 and $16,000 for contractual contractual agreements with the general contractor for the Charlotte and Spartanburg terminals, respectively. This amount does not represent the total cost for refurbishment.

(4)	The leases relate to facilities rents, auto leases and information technology.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements.

RESULTS OF OPERATIONS

For the Three Months Ended December 31, 2006

Income
Income of $724,000 primarily consisted of engineering consulting services for the three months ended December 31, 2006.

Operating Expenses
Operating expenses primarily consisted of the following:

•	Compensation expense of $1,843,000, of which $461,000 related to stock option grants
•	Professional fees of $1,893,000, which consisted of the following:
o	Legal and accounting fees of $502,000
o	Fuel terminal management/consulting fees of $75,000
o	Other professional and consulting fees of $1,316,000
•	Travel expenses were $199,000
•	Royalty expense of $125,000 relating the assignment to the company of the Great Britain patent applications from related parties.
•	Investor relations were $191,000
•	Other general and administrative expenses of $302,000

Derivative Instrument Income
Derivative instrument expense of $4,641,065 represents the net unrealized (non-cash) change in the fair value of our derivative instrument liabilities related to certain warrants and embedded derivatives in our convertible debt instruments that have been bifurcated and accounted for separately.

Interest Expense
We incurred interest expense of $227,000 on our note payable of $102,000, and our Convertible Debentures of $8,940,000.

Amortization of Debt Issuance Costs
Debt issuance costs of approximately $1,225,000 incurred in connection with the sale of our Convertible debentures are being amortized over the life of the debentures, which is three years, on the straight-line basis. Amortization expense amounted to $239,000.

Bank Fees and Escrow Fees
We incurred $11,000 of bank and escrow fees during the period.

Settlement and Penalties
Settlements and penalties amounted to $0.

For the Three Months Ended, December 31, 2005

Our consolidated net loss for the three months ended December 31, 2005 was $1,661,000.

Operating expenses primarily consisted of the following:

•	Compensation expense of $818,000, of which $148,000 related to stock option grants
•	Professional fees of approximately $384,000
•	Approximately $200,000 in travel related expenses
•	Royalty expense of $63,000 relating the assignment to the company of the Great Britain patent applications from related parties.
•	Investor relations were $89,000
•	Other general and administrative expenses of $100,000

For the Twelve Months Ended December 31, 2006

Income
Income of $916,000 primarily consisted of engineering consulting services.

Operating Expenses
Operating expenses primarily consisted of the following:

•	Compensation expense of approximately $4,192,000 of which approximately $959,000 related to stock option grants
•	Professional fees of approximately $3,884,000, which consisted of the following:
o	Legal and accounting fees of approximately $1,334,000
o	Fuel terminal management/consulting fees of approximately $275,000
o	Other professional and consulting fees of approximately $2,275,000
•	Travel expenses were approximately $744,000
•	Royalty expense of $250,000 relating to the assignment to the Company of the Great Britain patent applications from related parties
•	Investor relations were approximately $394,000
•	Write offs and provisions for losses, approximated $368,000
•	Other general and administrative expenses of approximately $817,000

Derivative Instrument Income
Derivative instrument expense of $3,422,000 represents the net unrealized (non-cash) change in the fair value of our derivative instrument liabilities related to certain warrants and embedded derivatives in our convertible debt instruments that have been bifurcated and accounted for separately.

Interest Expense
We incurred interest expense of $316,000 on our note payable of $102,000, and our Convertible Debentures of $8,940,000.

Amortization of Debt Issuance Costs
Debt issuance costs of approximately $1,225,000 incurred in connection with the sale of our Convertible debentures are being amortized over the life of the debentures, which is three years, on the straight-line basis. Amortization expense amounted to $406,000.

Bank Fees and Escrow Fees
We incurred $28,000 of bank and escrow fees during the period.

Settlement and Penalties
Settlements and penalties amounted to $542,000. The total is comprised of $335,000, $171,000 and $36,000 resulting from the Greystoke settlement, the short term financing, and the John King settlement respectively.

For the Seven Months Ended From June 1, 2005 (inception) through December 31, 2005

Our consolidated net loss for the period from June 1, 2005 (inception) to December 31, 2005 was $4,264,000.

Operating Expenses
Operating expenses primarily consisted of the following:

•	Compensation expense of approximately $1,650,000 of which approximately $857,000 related to stock option grants
•	Professional fees of approximately $1,366,000 which consisted of the following:
o	$520,000 related to consulting prior to inception (the largest of which consisted of approximately $200,000 for the Bongiovi consultant)
o	Legal and accounting fees of approximately $470,000
o	Recruiting fees of approximately $154,000
o	Other professional and consulting fees of approximately $222,000
•	Approximately $452,000 in travel related expenses;

•	Marketing studies approximating $241,000; and
•	Royalty expense of $125,000 relating the assignment to the company of the Great Britain patent applications from related parties.
•	Investor relations were approximately $118,000
•	Write offs and provisions for losses, approximated $108,000
•	Other general and administrative expenses of approximately $171,000

Prior to June 1, 2005, the Company had no operating business.

For the Period From June 1, 2005 (inception) to December 31, 2006

Income
Income of $916,000 primarily consisted of engineering consulting services.

Operating Expenses
Operating expenses primarily consisted of the following:

•	Compensation expense of approximately $5,842,000, of which approximately $1,816,000 related to stock option grants
•	Professional fees of approximately $5,250,000, which consisted of the following:
o	Consulting fees prior to inception of approximately $520,000, including $200,000 for a Bongiovi consultant
o	Legal and accounting fees of approximately $1,804,000
o	Recruiting fees of $154,000
o	Fuel terminal management/consulting fees of approximately $319,000
o	Other professional and consulting fees of approximately $2,453,000
•	Travel expenses were approximately $1,196,000
•	Marketing studies of approximately $243,000
•	Royalty expense of $375,000 relating to the assignment to the Company of the Great Britain patent applications from related parties
•	Investor relations were approximately $512,000
•	Write-offs and provisions for losses, approximated $476,000
•	Other general and administrative expenses of approximately $988,000

Derivative Instrument income
Derivative instrument expense of $3,422,000 represents the net unrealized (non-cash) change in the fair value of our derivative instrument liabilities related to certain warrants and embedded derivatives in our convertible debt instruments that have been bifurcated and accounted for separately.

Interest Expense
We incurred interest expense of $343,000 on our note payable of $102,000, and our Convertible Debentures of $8,940,000.

Amortization of Debt Issuance Costs
Debt issuance costs of approximately $1,225,000 incurred in connection with the sale of our Convertible debentures are being amortized over the life of the debentures, which is three years, on the straight-line basis. Amortization expense amounted to $406,000.

Bank Fees and Escrow Fees
We incurred $34,000 of bank and escrow fees during the period.

Settlement and Penalties
Settlements and penalties amounted to $542,000. The total is comprised of $335,000, $171,000 and $36,000 resulting from the Greystoke settlement, the short term financing, and the John King settlement respectively.

Prior to June 1, 2005, the Company had no operating business.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments— an amendment of FASB Statements No. 133 and 140” This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This Statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instruments. This statement is effective for fiscal years beginning after September 15, 2006. Management does not believe the adoption of SFAS 155 will have a material impact on the Company’s financial condition or results of operations.

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

In June 2006, FASB issued FIN 48 - Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB 109 Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  The Company does not expect this pronouncement to have a material effect on the financial position or results of operations of the Company.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has a working capital deficiency of $3,969,954 and a stockholders’ deficiency of $6,692,749 as of December 2006 and a net loss of $18,823,599 and a cash flow deficiency from operations of $8,263,109 for the period from June 1, 2005 (inception) to December 31, 2006. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s existence is dependent on management’s ability to develop profitable operations and resolve the Company’s liquidity problems. In order to improve the Company’s liquidity, management is actively pursuing additional equity and debt financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its efforts to raise additional financing.

Critical Accounting Policies

Accounting policies, methods and estimates are an integral part of our consolidated financial statements and are based upon management’s current judgments. Certain accounting policies, methods and estimates are particularly important because of their significance to the consolidated financial statements. Note 2 of the Notes to the Consolidated Financial Statements included in Part II Item 7 of this report, includes a summary of the significant accounting policies, estimates and methods we use. The following is a discussion of what we believe to be the most critical of these policies and methods.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of NewGen Technologies, Inc., its wholly-owned subsidiaries and all variable interest entities (VIE’s) (collectively, “the Company”) for which the Company is the primary beneficiary. All material intercompany accounts and transactions have been eliminated in consolidation.

Variable Interest Entities

The Financial Accounting Standards Board (FASB) issued FASB Interpretation 46, (R) Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 (R) provides a new framework for identifying VIE’s and determining when a company should include the assets, liabilities, non-controlling interests and results of activities of a VIE in its consolidated financial statements.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENT INDEX	Page

Report of Independent Registered Public Accounting Firm	F1
Consolidated Balance Sheet As of December 31, 2006 and 2005	F2
Consolidated Statements of Operations and Comprehensive Income
For the Three Months Ended December 31, 2005 and 2006; Year Ended December 31, 2006 and for the Period From June 1, 2005 (Inception) to December 31, 2005 and 2006
F3
Consolidated Statements of Changes in Stockholders’ Equity For the Period From June 1, 2005 (Inception) to December 31, 2006	F4
Consolidated Statements of Cash Flow For the Year Ended December 31, 2006 and for the Period From June 1, 2005 (Inception) to December 31, 2005 and 2006	F6
Notes to the Consolidated Financial Statements	F7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and shareholders of:
NewGen Technologies, Inc. and Subsidiaries (a development stage company)

We have audited the accompanying consolidated balance sheets of NewGen Technologies, Inc. and subsidiaries (a development stage company) (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ deficiency and cash flows for the year ended December 31, 2006 and for the period from June 1, 2005 (inception) through December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NewGen Technologies, Inc. and subsidiaries (a development stage company) as of December 31, 2006 and 2005 and the results of their operations and their cash flows for the year ended December 31, 2006 and the period from June 1, 2005 (inception) through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 13 to the consolidated financial statements, the Company has a working capital deficiency of $3,969,955 and a stockholders' deficiency of $6,692,749 as of December 31, 2006 and a net loss of $18,823,599 and a cash flow deficiency from operations of $8,263,109 for the period from June 1, 2005 (inception) to December 31, 2006. These matters raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 13. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SKODA MINOTTI & COMPANY

Mayfield Village, OH
March 30, 2007

NEWGEN TECHNOLOGIES, INC.
(A development stage company)
CONSOLIDATED BALANCE SHEET

	December 31,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS
Cash	$444,563	$151,430
Accounts receivable, net of allowance of $386,661	445,916	-
Unbilled revenue	69,350	-
Deposits	20,710	340,000
Prepaid assets	222,233	131,368
Pending acquisition costs	378,510	-
Deferred debt issuance costs	411,605	-

Total Current Assets	1,992,887	622,798

Long term deferred debt issuance costs	407,695	-
Property, plant and equipment, net of accumulated depreciation	6,359,488	6,488
of $15,973 in 2006 and $1,620 in 2005
Investment in IPF America	46,324	-
Total Other Assets	6,813,507	6,488

TOTAL ASSETS	$8,806,394	$629,286

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Notes payable and convertible debentures - related parties
net of unamortized discount of $652,106	$2,094,236	$281,500
Notes payable and convertible debentures -non-related
net of unamortized discount of $12,667	1,087,333	-
Accounts payable and accrued expenses - related parties	844,060	967,767
Accounts payable and accrued expenses - non-related	1,937,212	364,853
Total Current Liabilities	5,962,841	1,614,120

LONG TERM LIABILITIES
Convertible debentures, net of unamortized discount of $4,178,274	1,017,502	-
Derivative financial instrument liability	8,518,800	-
Total Long Term Liabilities	9,536,302	-

TOTAL LIABILITIES	15,499,143	1,614,120

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized,
62,190,140 shares issued and outstanding 2006 and 36,788,024 in 2005	62,190	36,788
Additional paid-in capital	12,321,550	4,322,753
Common stock to be issued (1,083,200)	-	1,083,200
Common stock subscriptions receivable	-	(807,581)
Deferred equity-based expenses	(244,295)	(1,355,914)
Accumulated other comprehensive income	(8,595)	-
Deficit accumulated during development stage	(18,823,599)	(4,264,080)
TOTAL STOCKHOLDERS' DEFICIENCY	(6,692,749)	(984,834)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$8,806,394	$629,286

The accompanying notes are an integral part of the consolidated financial statements.

NEWGEN TECHNOLOGIES, INC.
(A development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

				For the Period	For the Period
	For the Three	For the Three	For the Twelve	From June 1, 2005	From June 1, 2005
	Months Ended	Months Ended	Months Ended	(Inception) to	(Inception) to
	Dec. 31, 2006	Dec. 31, 2005	Dec. 31, 2006	Dec. 31, 2005	Dec. 31, 2006
	(unaudited)	(unaudited)

Revenues	$724,353	$-	$916,270	$-	$916,270

Consulting cost of goods and services	238,896	-	238,896	-	238,896
Compensation	1,842,727	818,150	4,192,025	1,650,000	5,842,025
Professional services	1,892,847	384,388	3,884,180	1,366,000	5,250,180
Travel	198,771	199,809	744,400	452,000	1,196,400
Marketing	(7,675)	(1,699)	2,034	241,000	243,034
Royalty	125,000	62,500	250,000	125,000	375,000
Investor relations	191,056	88,735	393,816	118,000	511,816
Write offs and provisions for losses	107,703	-	229,248	108,000	337,248
General and administrative expenses	301,546	99,738	816,848	170,973	987,821

Loss from operations	(4,166,517)	(1,651,621)	(9,835,177)	(4,230,973)	(14,066,150)

Other income (expenses)
Derivative instrument income (expense)	(4,641,065)	-	(3,422,350)	-	(3,422,350)
Other		-	(9,877)	-	(9,877)
Interest	(227,465)	(7,095)	(315,929)	(27,232)	(343,161)
Settlements and penalties	-	-	(542,444)	-	(542,444)
Amortization of deferred
debt issuance costs	(238,623)	-	(405,700)	-	(405,700)
Bank fees and escrow fees	(11,054)	(2,129)	(28,043)	(5,875)	(33,918)
Total other income (expenses)	(5,118,207)	(9,224)	(4,724,343)	(33,107)	(4,757,450)

Loss before provision for income taxes	(9,284,724)	(1,660,845)	(14,559,519)	(4,264,080)	(18,823,599)

Provision for income taxes	-	-	-	-	-

Net loss	(9,284,724)	(1,660,845)	(14,559,519)	(4,264,080)	(18,823,599)

Other comprehensive (loss)
Foreign currency translation adjustments	(10,461)	-	(8,595)	-	(8,595)

Comprehensive (loss)	$(9,295,185)	$(1,660,845)	$(14,568,114)	$(4,264,080)	$(18,832,194)

Loss per share - basic and diluted	$(0.21)	$(0.05)	$(0.36)	$(0.12)	$(0.50)

Weighted average number of common
shares outstanding - basic and diluted	44,987,337	34,398,490	40,046,106	34,398,490	37,958,732

The accompanying notes are an integral part of the consolidated financial statements.

NEWGEN TECHNOLOGIES, INC.
(A development stage company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE PERIOD FROM JUNE 1, 2005 (INCEPTION) TO DECEMBER 31, 2006
	Common Stock		Additional Paid-In Capital	Common Stock to be issued	Common Stock Subscriptions Receivable	Deferred Equity Based Expenses	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During Development Stage	Total
	Shares	Amount
Balance at June 1, 2005	-	$-	$-	$-	$-	$-	$-	$-	$-

Issuance of shares of common stock	27,711,000	27,711	(24,940)	-	(2,581)	-	-	-	190
to founders in exchange for
subscriptions receivable

Issuance of shares of common stock	424,033	424	211,596	-	-	-	-	-	212,020
in exchange for services and
expense reimbursement

Transfer of shares of common stock	3,333,491	3,333	(3,333)	-	-	-	-	-	-
in a share exchange agreement

Common stock to be issued	-	-	-	2,112,750	(25,000)	-	-	-	2,087,750
for cash (4,225,500 shares)

Common stock to be issued	-	-	-	547,000	-	(122,641)	-	-	424,359
for services and expense
reimbursement (1,094,000 shares)

Non-cash compensation expense for	-	-	885,000	-	-	(737,500)	-	-	147,500
intrinsic value of options
granted in September

Issuance of shares of common stock	4,225,500	4,226	2,108,524	(2,112,750)	25,000	-	-	-	25,000

Non-cash compensation expense for	-	-	600,000	-	-	(562,500)	-	-	37,500
intrinsic value of options
granted in October

Issuance of shares of common stock	1,094,000	1,094	545,906	(547,000)	-	70,727	-	-	70,727

Common stock to be issued	-	-	-	13,000	-	(4,000)	-	-	9,000
for services and expense
reimbursement (13,000 shares)

Common stock to be issued	-	-	-	265,200	-	-	-	-	265,200
for cash (265,200 shares)

Common stock and warrant to be	-	-	-	805,000	(805,000)	-	-	-	-
issued in exchange for subscriptions
receivable (805,000 shares)

Net loss								(4,264,080)	(4,264,080)
Balance at December 31, 2005	36,788,024	36,788	4,322,753	1,083,200	(807,581)	(1,355,914)	-	(4,264,080)	(984,834)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Continued

NEWGEN TECHNOLOGIES, INC.
(A development stage company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE PERIOD FROM JUNE 1, 2005 (INCEPTION) TO DECEMBER 31, 2006

	Common Stock		Additional Paid-In Capital	Common Stock to be issued	Common Stock Subscriptions Receivable	Deferred Equity Based Expenses	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During Development Stage	Total
	Shares	Amount
Balance at January 1, 2006	36,788,024	36,788	4,322,753	1,083,200	(807,581)	(1,355,914)	-	(4,264,080)	(984,834)

Issuance of shares of common stock	1,523,200	1,523	1,521,679	(1,083,200)	805,000	-	-	-	1,245,002

Amortization of compensation expense	-	-	46,894	-	-	172,790	-	-	219,684
and services for the three months
ended March 31, 2006

Issuance of shares of common stock	300,000	300	599,700	-	-	-	-	-	600,000
in exchange for subscriptions in conjunction with issuance of receivable (805,000 shares) convertible debentures

Payment for Shares of common stock	-	-	-	-	2,581	-	-	-	2,581
previously issued

Amortization of compensation expense	-	-	42,591	-	-	112,585	-	-	155,176
and services for the three months
ended June 30, 2006

Cancellation of options granted in 2005	-	-	(160,305)	-	-	160,305	-	-	-

Conversion of Cornell Debenture	390,625	391	99,610	-	-	-	-	-	100,001
on August 22, 2006

Amortization of compensation expense	-	-	42,591	-	-	132,970	-	-	175,561
and services for the three months
ended Sept. 30, 2006

Equity based settlement	562,500	563	224,437	-	-	-	-	-	225,000

Cancellation of options granted in 2005	-	-	(437,500)	-	-	437,500	-	-	-

Non-cash compensation expense for
intrinsic value of options
on October 6, 2006			672,984	-	-	-	-	-	672,984

Conversion of Convertible Debenture	416,667	417	49,583	-	-	-	-	-	50,000
on October 11, 2006

Conversion of Convertible Debenture	189,394	189	24,811	-	-	-	-	-	25,000
on November 13, 2006

Conversion of Convertible Debenture	806,452	806	99,194	-	-	-	-	-	100,000
on November 21, 2006

Conversion of Convertible Debenture	806,452	806	99,194	-	-	-	-	-	100,000
on November 24, 2006

Conversion of Convertible Debenture	104,667	105	14,895	-	-	-	-	-	15,000
on November 24, 2006

Conversion of Convertible Debenture	247,844	248	88,976	-	-	-	-	-	89,224
on December 27, 2006

Conversion of Convertible Debenture	13,558,058	13,558	3,104,795	-	-	-	-	-	3,118,353
on December 12, 2006

Conversion of Convertible Debenture	4,646,257	4,646	1,063,993	-	-	-	-	-	1,068,639
on December 12, 2006

Amortization of compensation expense	-	-	12,907	-	-	95,469	-	-	108,376
and services for the three months
ended December 31, 2006

Common stock issued for services	1,350,000	1,350	808,650	-	-	-	-	-	810,000
on December 21, 2006

Common stock issued for services	500,000	500	299,500	-	-	-	-	-	300,000
on December 21, 2006

FAS 123R valuation adjustment for	-	-	(320,382)	-	-	-	-	-	(320,382)

Foreign currency translation gain	-	-	-	-	-	-	(8,595)	-	(8,595)

Net loss	-	-	-	-	-	-	-	(14,559,519)	(14,559,519)

Balance at December 31, 2006	62,190,140	$62,190	$12,321,550	$-	$-	$(244,295)	$(8,595)	$(18,823,599)	$(6,692,749)

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWGEN TECHNOLOGIES, INC.
(A development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			For the Period
	For the Twelve	June 1, 2005	From June 1, 2005
	Months Ended	(Inception) to	(Inception) to
	December 31, 2006	December 31, 2005	December 31, 2006
Cash flows from operating activities:
Net loss	$(14,559,519)	$(4,264,080)	$(18,823,599)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	15,973	1,620	17,593
Recognition of deferred equity based expense	658,799	716,106	1,374,905
Non-cash compensation expense	1,462,600	185,000	1,647,600
Accretion of debt discount on convertible debentures	253,403	-	253,403
Amortization of deferred debt issuance costs	405,700	-	405,700
Loss on derivative instruments	3,422,350	-	3,422,350
Amortization of royalty agreement	250,000	125,000	375,000
Non-cash expenses settled in equity	163,262	-	163,262
Equity based settlement stock issued	277,714	-	277,714
Gain on equity earnings on IPF America	(29,678)	-	(29,678)

Changes in operating assets and liabilities:
(Increase) in accounts receivable	(401,669)	-	(401,669)
(Increase) in prepaid royalty	-	(250,000)	(250,000)
(Increase) in prepaid assets and deposits	228,424	(6,368)	222,056
(Increase) in other current assets	(113,594)	-	(113,594)
Increase in accounts payable
and accrued expenses - related parties	505,711	967,767	1,473,478
Increase in accounts payable and accrued expenses - non-related	1,076,018	364,853	1,440,871
Note payable issued for expenses paid on behalf of the Company
and accrued interest, net of repayments	-	281,500	281,500
Net cash used in operating activities	(6,384,506)	(1,878,602)	(8,263,108)

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,966,843)	(8,108)	(5,974,951)
Deposit on land and improvements	-	(340,000)	(340,000)
Acquisition of IPF entities	(351,067)	-	(351,067)
Pending acquisition costs	(378,510)	-	(378,510)
Joint venture dissolution	(110,000)	-	(110,000)
Net cash used in investing activities	(6,806,420)	(348,108)	(7,154,528)

Cash flows from financing activities:

Proceeds from convertible debentures	8,744,368	-	8,744,368
Proceeds from notes payable	4,443,731	-	4,443,731
Payment of debt issuance costs	(625,000)	-	(625,000)
Proceeds received for common stock issued to founders	-	190	190
Proceeds received from common stock to be issued	-	2,377,950	2,377,950
Proceeds received for common stock issued	1,247,581	-	1,247,581
Repayment of notes payable to related parties	(318,026)	-	(318,026)
Net cash provided by financing activities	13,492,654	2,378,140	15,870,794

Effect of foreign currency translation on cash	(8,595)	-	(8,595)

Net increase in cash	293,133	151,430	444,563

Cash, beginning of period	151,430	-	-

Cash, end of period	$444,563	$151,430	$444,563

Non cash investing and financing activities:

Common stock issued for deferred equity based expenses	$-	$910,234	$910,234

Conversion of debenture into stock	$479,224	$-	$479,224

Conversion of note payable and interest into common stock	4,186,992	-	4,186,992

Common stock issued with the convertible debentures
and included in deferred debt costs	$600,000	$-	$600,000

Settlement of debt with issuance of common stock	$225,000	$-	$225,000

Increase in derivative financial instrument liability with
corresponding increase in discount on convertible debentures	$5,471,760	$-	$5,471,760

Interest paid	$27,000	$-	$27,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWGEN TECHNOLOGIES, INC AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2006

(1) ORGANIZATION

Refuel (a development stage company), was incorporated on June 1, 2005 under the laws of the state of Delaware.  Refuel was formed for the purpose of developing and distributing innovative alternative fuels including biodiesel.  Refuel’s offices are located in Charlotte, North Carolina. The Company’s fiscal year end is December 31.

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

On November 30, 2005, the Company formed a joint venture named Actanol BioEngineering, LLC, with Actanol Service, Ltd., a provider of alternative energy and biofuel plant solutions, to conduct the business of design, engineering, contracting, building, staffing and managing the feasibility and operational processes of various types of biofuel plants and agro-refineries. On August 15, 2006, the Company increased its ownership interest from 50% voting interest to 60% and from 50% to 60% allocation share of Actanol BioEngineering, LLC’s profits and losses. Additionally, Actanol BioEngineering LLC changed its capital structure from a limited liability company to a corporation. The Company has advanced $1,660,899 for initial start up costs to Actanol BioEngineering, LLC as of December 31, 2006. Additional $40,000 contributions for working capital were made subsequent to December 31, 2006. The Company has included this entity in its consolidated financial statements as of December 31, 2006 and for the period from June 1, 2005 (inception) to December 31, 2006.

On August 18, 2006 the Company’s majority owned subsidiary Actanol, Inc. acquired all of the issued and outstanding capital stock of a privately held company, Blitz 06-149 GmbH., a German shelf company with no assets or liabilities set up for the purpose of accelerating the legal process of setting up a German corporation for approximately $34,000. Blitz 06-149 subsequently changed its name to Actanol GmbH and on September 1, 2006 acquired 98.8% of IPF Germany GmbH for approximately $8,800 from Industrie Planung Fischer AG, an entity in German insolvency proceedings. As required by the insolvency administrator, an interest bearing two month working capital loan of $317,125, held in escrow under the control of the insolvency administrator was set up and used during the months of September and October 2006. This loan has a term of one year and an interest rate of 10%. Accordingly, it is eliminated in consolidation. Additionally, on September 1, 2006 IPF Germany GmbH acquired for approximately $308,000 all the assets of Industrie Planung Fischer AG, including 99% of the outstanding stock of IPF Polska and 30% of the outstanding stock of IPF America, Inc. The aggregate acquisition price for all transactions described above was approximately $351,000, which was paid entirely in cash. Management estimated the net fair value of the assets and stock purchased to be approximately $351,000, as shown in Note 2.

NEWGEN TECHNOLOGIES, INC AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2006

The acquisition of the IPF entities including the assets of Industrie Planung Fischer AG, a provider of project engineering, project management and engineering consulting services, compliment and optimize Actanol, Inc.’s ability to provide full service biofuel plant design, building, staffing and management solutions.

On September 26, 2006 the Company formed a joint venture named NewGen Biofuels Asia Pte Ltd (“NBA”) a company registered in Singapore, with Palmbio Venture Pte Lte, a company registered in Singapore, for the purpose of conducting the business of manufacturing, processing, storing, marketing, distributing, and selling biodiesel, biodiesel mixtures, and biodiesel byproducts. The Company has a 68% voting interest. The Company has no commitments to fund initial start up costs and working capital, however, as of September 30, 2006; the Company has advanced $190,000 in costs prior to creation of NBA. Additional working capital requirements will be treated as shareholder loans. As of December 31, 2006 $92,000 was loaned to NBA for working capital. As of December 31, 2006 the total amount recorded as loans to NBA is $282,000. An additional $27, 000 was loaned to NBA for working capital subsequent to December 31, 2006.

The Company has not generated any significant revenues since inception and the Company is in the process of raising additional capital and financing for future operations (see Note 13).

(2) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Restatement

On August 29, 2006, the Company restated its financial statements as of and for the three months ended March 31, 2006 and for the period from June 1, 2005 (Inception) to March 31, 2006 to reflect changes in the valuation of our embedded derivative financial instrument liability due to the use of a more comprehensive modeling tool for valuing such complex derivative financial instruments and the identification of other embedded derivative financial instruments. The amounts reported in the accompanying condensed consolidated financial statements as of and for the twelve months ended December 31, 2006 and for the period from June 1, 2005 (Inception) to December 31, 2006 reflect these restated amounts.

Revenue Recognition and Valuation of Unbilled Revenues

Revenue is recognized only when all of the following are present: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, our fee to the client is fixed or determinable, and collectability is reasonably assured. These criteria are in accordance with GAAP and SEC Staff Accounting Bulletin No. 104 (SAB 104). The Company currently offers engineering services, project management and logistical support to its clients. Revenues are recorded in the period in which services are provided and meet revenue recognition criteria in accordance with SAB 104. The Company bills clients based upon a predetermined agreed upon fixed fee or based on actual hours incurred on client projects at expected net realizable rates per hour, plus agreed upon out-of-pocket expenses. The cumulative impact on any subsequent revision in the estimated realizable value of unbilled fees for a particular client project is reflected in the period in which the change becomes known.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of NewGen Technologies, Inc., its wholly owned subsidiaries majority owned (greater than 50% owned) subsidiaries and all variable interest entities (VIE’s) (collectively, the “Company”) for which the Company is the primary beneficiary. All material inter-company accounts and transactions have been eliminated in consolidation.

NEWGEN TECHNOLOGIES, INC AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2006

Variable Interest Entities

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

On September 2, 2005, the Company formed a joint venture, named Advanced Biotechnologies, LLC, with Advanced Biotechnologies, Inc. for the purpose of blending, processing, storing, distributing and selling biodiesel, biodiesel mixtures and biodiesel byproducts. The Company has a 50% voting interest and a 50% allocation share of Advanced Biotechnologies, LLC’s profits and losses. The Company has contributed capital of $655,392 for initial start up costs to Advanced Biotechnologies, LLC as of December 31, 2006. The Company has concluded that this joint venture is a VIE and accordingly has included this entity in its consolidated financial statements as of December 31, 2006 and for the period from June 1, 2005 (inception) to December 31, 2006.

On November 8, 2005, the Company formed a joint venture, named PowerSHIFT Biofuels of Iowa, LLC, with PowerSHIFT Energy Company, Inc., for the purpose of conducting the business of manufacturing, processing, storing, marketing, distributing, and selling biodiesel, biodiesel mixtures, and biodiesel byproducts. The Company has a 50% voting interest and a 50% allocation share of PowerSHIFT Biofuels of Iowa, LLC’s profits and losses. The Company has contributed capital of $210,090 for initial start up costs to PowerSHIFT Biofuels of Iowa, LLC as of December 31, 2006. The Company has concluded that this joint venture is a VIE and accordingly has included this entity in its consolidated financial statements as of December 31, 2006 and for the period from June 1, 2005 (inception) to December 31, 2006. The Company currently is in the process of dissolving this joint venture.

On November 8, 2005, the Company formed a joint venture, named PowerSHIFT Biofuels of Hawaii, LLC, with PowerSHIFT Energy Company Inc., for the purpose of conducting the business of manufacturing, processing, storing, marketing, distributing, and selling biodiesel, biodiesel mixtures, and biodiesel byproducts. The Company has a 50% voting interest and a 50% allocation share of PowerSHIFT Biofuels LLC’s profits and losses. As of December 31, 2006, there has been no activity in the joint venture. Therefore, the Company has not advanced any capital for initial start up costs to PowerSHIFT Biofuels of Hawaii, LLC. The Company has concluded that this joint venture is a VIE and accordingly has included this entity in its consolidated financial statements as of December 31, 2006 and for the period from June 1, 2005 (inception) to December 31, 2006. The Company currently is in the process of dissolving this joint venture.

NEWGEN TECHNOLOGIES, INC AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2006

On November 29, 2005, the Company signed an agreement with AG Global Partners, Ltd., that included several provisions that if agreed, would then lead to the formation of a joint venture named NewGen Fuel Technologies, Ltd., a company registered in the United Kingdom. The purpose of the joint venture was to be involved in all steps of the manufacture of biofuels through the supply and distribution of fuels to wholesale and retail networks in Europe, the Middle East, Southeastern Asia and Australia. The Company has a 50% voting interest and a 50% allocation share of NewGen Fuel Technologies, Ltd’s profits and losses. As of December 31, 2006, the Company has funded the start up costs in the amount of $191,507; however, the amount has been fully reserved since the joint venture has not been consummated. On September 5, 2006, the Company terminated its interest in consummating this joint venture and has paid AG Global Partners Ltd. a cash payment of $110,000 and 562,500 shares of the Company’s Common Shares and 562,500 shares was paid by a former executive director.

On November 30, 2005, the Company formed a joint venture named Actanol BioEngineering, LLC, with Actanol Service, Ltd., a provider of alternative energy and biofuel plant solutions, to conduct the business of design, engineering, contracting, building, staffing and managing the feasibility and operational processes of various types of biofuel plants and agro-refineries. On August 15, 2006, the Company increased its ownership interest from 50% voting interest to 60% and from 50% to 60% allocation share of Actanol BioEngineering, LLC’s profits and losses. Additionally, Actanol BioEngineering LLC changed its capital structure from a limited liability company to a corporation. The Company has advanced $1,660,899 for initial start up costs to Actanol BioEngineering, LLC as of December 31, 2006. Additional $40,000 contributions for working capital were made subsequent to December 31, 2006. The Company has included this entity in its consolidated financial statements as of December 31, 2006 and for the period from June 1, 2005 (inception) to December 31, 2006.

On September 26, 2006 the Company formed a joint venture named NewGen Biofuels Asia Pte Ltd (“NBA”) a company registered in Singapore, with Palmbio Venture Pte Lte, a company registered in Singapore, for the purpose of conducting the business of manufacturing, processing, storing, marketing, distributing, and selling biodiesel, biodiesel mixtures, and biodiesel byproducts. The Company has a 68% voting interest. The Company has no commitments to fund initial start up costs and working capital, however, as of September 30, 2006, the Company has advanced $190,000 in costs prior to creation of NBA. Additional working capital requirements will be treated as shareholder loans. As of December 31, 2006 $92,000 was loaned to NBA for working capital. As of December 31, 2006 the total amount recorded as loans to NBA is $282,000. An additional $27, 000 was loaned to NBA for working capital subsequent to December 31, 2006.

Investment in Unconsolidated Entity

The Company accounts for its thirty percent investment in an unconsolidated entity under the equity method of accounting, as the Company does not have any management control over this entity. This investment was recorded initially at cost and subsequently adjusted for equity in net earnings and cash distributions. On August 31, 2006, in conjunction with the acquisition described below, the Company purchased a minority interest in IPF America, Inc., a privately owned engineering consulting firm, for a purchase price of $16,445. Legal and professional fees associated with the purchase of the partnership interest, were expensed.

NEWGEN TECHNOLOGIES, INC AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2006

Acquisitions

On August 18, 2006 the Company’s majority owned subsidiary Actanol, Inc. acquired all of the issued and outstanding capital stock of a privately held company, Blitz 06-149 GmbH., a German shelf company with no assets or liabilities set up for the purpose of accelerating the legal process of setting up a German corporation for approximately $34,000. Blitz 06-149 subsequently changed its name to Actanol GmbH and on September 1, 2006 acquired 98.8% of IPF Germany GmbH for approximately $8,800 from Industrie Planung Fischer AG, an entity in German insolvency proceedings. As required by the insolvency administrator, an interest bearing two-month working capital loan of $317,125, held in escrow under the control of the insolvency administrator was set up and used during the months of September and October 2006. This loan has a term of one year and an interest rate of 10%. Accordingly, it is eliminated in consolidation. Additionally, on September 1, 2006 IPF Germany GmbH acquired for approximately $308,000 all the assets of Industrie Planung Fischer AG, including 99% of the outstanding stock of IPF Polska and 30% of the outstanding stock of IPF America, Inc. The aggregate acquisition price for all transactions described above was approximately $351,000, which was paid entirely in cash. Management estimated the net fair value of the assets and stock purchased to be approximately $351,000, as shown below.

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

Under the purchase method of accounting, the purchase price for the 2006 Acquisitions was allocated to the acquired companies’ net tangible and intangible assets based on their estimated fair values as of the date of the completion of the respective acquisition. The allocation of the total purchase price is summarized below:

	Purchase Price	Asset Life
	Allocation	In Years
Working capital	$(67,707)	-
Fixed assets	32,009	-
Investment in IPF America	16,645	-
Customer relationships	31,623	10
Trademarks	42,870	20
Goodwill	295,627	Indefinite
Net Assets Acquired	$351,067

NEWGEN TECHNOLOGIES, INC AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2006

Purchase Accounting For Acquisitions

The results of operations of the 2006 Acquisitions are included in the Company’s results of operations beginning after their respective acquisition dates. The following unaudited pro forma information combines the consolidated results of operations of the Company and the companies that it acquired as if the acquisitions had occurred at the beginning of fiscal year 2005:

	Three Months Ended December 31,		Twelve and Seven Months Ended December 31, 2006 and 2005 Respectively
	2006	2005	2006	2005
Revenues	$724,000	$447,000	$1,759,000	$1,041,000
(Loss) from Operations	(4,167,000)	(1,658,000)	(9,916,000)	(4,246,000)
Net (Loss)	(9,285,000)	(1,664,000)	(14,662,000)	(4,245,000)
Per Share - basic and fully diluted	(0.21)	(0.05)	(0.37)	(0.12)

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

Accounts Receivable and Allowance For Doubtful Accounts

The Company carries accounts receivable at their face amount less allowances for doubtful accounts, and carries unbilled revenues at estimated net realizable value. Assessing the collectability of receivables (billed and unbilled) requires management judgment. When evaluating the adequacy of the allowance for doubtful accounts and the overall collectability of receivables, the Company analyzes historical bad debts, client creditworthiness, the age of accounts receivable and current economic trends and conditions.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated over the estimated useful lives of the related assets. Office equipment is being depreciated using the straight line method with a useful life of five years. The terminals and terminal improvements will be placed in service after they have been refurbished. Once refurbished and operating, they will be depreciated using the straight line method with an expected useful life of twenty five years.

Capitalized Interest Costs

The Company capitalizes interest cost in accordance with Statement of Financial Accounting Standard No. 34 “Capitalization Interest” during the period commencing with the first expenditure for a qualifying asset and ending when the asset is substantially complete and ready for its intended use. Capitalization of interest is based on the principle that a better measure of acquisition cost is achieved when certain interest costs that are directly related to borrowings that are made to acquire the qualifying asset are capitalized.

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

NEWGEN TECHNOLOGIES, INC AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2006

Excess of Cost Over Net Assets Acquired

In accordance with Statement of Financial Accounting Standard No. 141, “Business Combinations” (SFAS 141) the Company allocates the purchase price of its acquisitions to the tangible assets, liabilities and intangible assets acquired based on their estimated fair values. The excess purchase price over those fair values is recorded as “Excess of Cost Over Net Assets Acquired”. The fair values assigned to intangible assets acquired is based on valuations prepared by independent third-party appraisal firms using estimates and assumptions provided by management or negotiated at arms-length between the Company and the seller of the acquired assets. In accordance with SFAS 141, goodwill and purchased intangibles with indefinite lives acquired after June 30, 2001 are not amortized, but will be reviewed periodically for impairment. Purchased intangibles with finite lives will be amortized on a straight-line basis over their respective useful lives.

Loss Per Share

Basic net income (loss) per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed based on the weighted average number of common shares and common stock equivalents outstanding during the period. The exercise of options to purchase 4,240,000 shares and warrants to purchase 8,601,522 common shares; and debt (principal and interest) convertible into an indeterminable number of common shares as of December 31, 2006, (the conversion feature is limitless as the price per share declines, (see Note 10) were not included in the computation of diluted loss per share since the assumed conversion and exercise would be anti-dilutive for all periods presented.

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

Fair Value Of Financial Instruments

At December 31, 2006, the carrying value of the Company’s financial instruments, which include cash, accounts receivable, prepaid assets, accounts payable and accrued expenses for related and non-related parties, and notes payable, approximates their fair value due to the short-term maturity of those instruments. The Company has estimated the fair value of its convertible debentures, excluding the value of any conversion, call or put rights, using a discounted future cash flow analysis. The Company utilized a discount rate commensurate with other entities with similar credit and business risks, in this analysis. The carrying amount and estimated fair value is as follows:

	December 31, 2006
	Carrying Amount	Estimated Fair Value using Discounted Cash Flow Analysis

Convertible Debentures	$352,729	$6,403,000

NEWGEN TECHNOLOGIES, INC AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2006

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

NEWGEN TECHNOLOGIES, INC AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2006

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

NEWGEN TECHNOLOGIES, INC AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2006

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

Prior to January 1, 2006, we accounted for our stock-based compensation under the recognition and measurement provisions of APB No. 25, and related Interpretations, as permitted by SFAS 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”. Stock-based compensation cost representing a prorata portion of the “in the money” intrinsic value was recognized in the Consolidated Statements of Operations during 2005 included in the period from June 1, 2005 (inception) to December 31, 2006 as all options granted under our option plans had an exercise price less than the fair market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective transition method. As a result, the Company’s net loss before taxes for the three months and twelve months ended December, 2006 is $12,908 and $144,984, respectively, higher than if it had continued to account for share based compensation under Accounting Principles Board (“APB”) opinion No. 25. As of December 31, 2006, the Company has $34,421 of unrecognized stock-based compensation cost related to non-vested stock-based compensation that is expected to be recognized over the next twelve months.

The provisions of SFAS 123R require that we make an estimate of our forfeiture rate and adjust the expense that we recognize to reflect the estimated number of options that will go unexercised. Due to our early stage of development as a newly focused company and our limited workforce of 52 employees as of December 31, 2006, including executive officers, we are challenged to develop an appropriate estimate of forfeitures. Based on these circumstances we have opted for a conservative position in that we are estimating forfeitures to be 0% at this time. We will continue to assess this position as our company develops and our workforce expands. When we feel that we have sufficient data on which to base an assumption we will adjust the expense recognized, if necessary.

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

NEWGEN TECHNOLOGIES, INC AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2006

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

Another award was granted to the chief financial officer on October 10, 2005, the date of employment, for the option to purchase 500,000 shares at $1.00 per share and vesting in accordance with the NQSO Plan. On August 1, 2006, an award for 75,000 shares was granted to a former executive officer as part of a settlement plan (see Note 7, Contingencies) and on September 29, 2006 one of the grantees forfeited his award of 500,000 shares. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

2005
Risk free interest rate	3.94%
Volatility factor	185.50%
Term in years	5.00
Expected dividend yield	-

On October 6, 2006, 3,040,000 options, not part of the Company’s NQSO plan, were granted to five directors and one officer. These options vest immediately and are exercisable at $1.00 per shares exercisable over a period of ten years. The fair value of these options was estimated at the date of grant to be $638,280 using the Black-Scholes option pricing model with the following assumptions:

2006
Risk free interest rate	4.64%
Volatility factor	128.00%
Term in years	10
Expected dividend yield	-

We may also issue options or warrants to non-employees in connection with consulting or other services they provide.

On December 7, 2006 the Company issued 500,000 warrants to a consultant for services received. The exercise price of the warrants is $.25 with an expiration date of December 7, 2009.

The weighted average fair value of options and warrants granted during 2005 is estimated to be $2.62 and $0.60, respectively, and the weighted average fair value of options and warrants granted during 2006 is estimated to be $0.33 and $0.52.

NEWGEN TECHNOLOGIES, INC AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2006

The Company has reserved shares of its authorized but un-issued common stock for the following:

	Stock Options		Warrants
	Weighted		Weighted
	Average Exercise Price		Average Exercise Price
	Shares	Per Share	Shares	Per Share	Total	Exercisable
Balance at 06/01/2005 (Inception):	-	-	-	-	-	-

Granted	800,000	$0.81	2,395,000	$0.30	3,195,000	2,395,000
Excercised	-		-		-
Expired	-		-		-
Forfeited	-		-		-
Balance at 12/31/2005:	800,000	$0.81	2,395,000	$0.30	3,195,000	2,395,000

Granted	-		4,891,304	$0.23	4,891,304	4,891,304
Excercised	-		-		-
Expired	-		-		-
Forfeited	(75,000)	(0.50)	-		(75,000)
Balance at 06/30/2006:	725,000	$0.84	7,286,304	$0.25	8,011,304	7,286,304

Granted	75,000	$0.50	-		75,000	75,000
Excercised	-		-		-
Expired	-		-		-
Forfeited	(500,000)	$1.00	-		(500,000)
Balance at 09/30/2006	300,000	$0.50	7,286,304	$0.25	7,586,304	7,361,304

Granted	3,940,000	$0.25	1,315,217	$0.24	5,255,217	5,255,217
Excercised
Expired
Forfeited
Balance at 12/31/2006	4,240,000	$0.96	8,601,521	$0.25	12,841,521	12,616,521

The following table summarizes information concerning options and warrants outstanding and excercisable at December 31, 2006:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Weighted Average Remaining Life	Number of Options	Weighted Average Exercise Price Per Share	Number of Options	Weighted Average Exercise Price Per Share
$0.50	10.75	225,000	$0.50
$0.50	2.08	75,000	$0.50	75,000	$0.50
$1.00	9.75	3,940,000	$1.00	3,940,000	$1.00
$.50 - 1.00	9.67	4,240,000	$0.96	4,015,000	$0.99

			Warrants Outstanding		Warrants Exercisable
Range of Exercise Prices	Weighted Average Remaining Life		Number of Warrants	Weighted Average Exercise Price Per Share	Number of Warrants	Weighted Average Exercise Price Per Share
$0.001	28.58	*	2,155,000	$0.001	2,155,000	$0.001
$0.23	2.08		4,891,304	$0.23	4,891,304	$0.23
$0.23	2.92		815,217	$0.23	815,217	$0.23
$0.25	2.92		500,000	$0.25	500,000	$0.25
$1.50	4.25		140,000	$1.50	140,000	$1.50
$5.00	3.83		100,000	$5.00	100,000	$5.00
$0.001 - 5.00	8.73		8,601,521	$0.25	8,601,521	$0.25

* This warrant has an indefinite term, the Company has assigned a term of 30 years as reasonable estimate for reporting purposes

Reclassifications

Certain amounts in the 2005 consolidated financial statements have been reclassified to conform to the current year presentation. Reclassifications include: “general and administrative expenses” which is now reported in the separate line items of compensation, professional services, travel, marketing, royalty, investor relations, and provision for loss on advances to joint ventures. These reclassifications did not impact the Company’s reported loss from operations.

NEWGEN TECHNOLOGIES, INC AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2006

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

These financial statements are presented in U.S. dollars. Translation of balance sheet data from Euros’ to U.S. dollars is made at the exchange rate on the balance sheet date (1 Euro equals U.S. dollar $0.758). Translation of operating statement and cash flow amounts is made at the average exchange rate for the period (1 Euro equals U.S. dollar $.77825) Translation gains and losses are recognized within “other comprehensive loss” on the balance sheet.

Comprehensive Income (Loss)

In accordance with FASB Statement No. 130, “Reporting Comprehensive Income,” all components of comprehensive income (loss), including net income (loss) are reported in the financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss), consisting solely of foreign currency translation adjustments, are reported, net of any related tax effect to arrive at comprehensive income (loss).

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments— an amendment of FASB Statements No. 133 and 140” This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This Statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006. Management does not believe the adoption of SFAS 155 will have a material impact on the Company’s financial condition or results of operations.

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

In June 2006, FASB issued FIN 48 - Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB 109 Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  The Company does not expect this pronouncement to have a material effect on the financial position or results of operations of the Company.

NEWGEN TECHNOLOGIES, INC AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2006

(3) DEFERRED DEBT ISSUANCE COSTS

On January, 24, 2006, March 14, 2006, September 15, 2006, and December 11, 2006 in conjunction with the issuance of 10% convertible debentures (See Note 9), the Company paid debt issuance costs in the amount of $220,000, $65,000, $215,000, and $125,000 respectively, to the lender. In addition, the Company issued 300,000 shares of its common stock to the lender as part of the January 24, 2006 convertible debentures. These shares had a fair value of approximately $600,000 at the date of grant. These debt issuance costs have been deferred and are being amortized using the straight-line method over the term of the convertible debenture. The convertible debentures have a three-year term, except for the December 11, 2006 debenture, which has a two-month term. As of December 31, 2006, $819,300 remains deferred with a current portion of $411,605.

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

In addition, the Company purchased property, plant and equipment consisted of the following as of December 31, 2006:

Total
Terminal improvements	$3,799,763
Terminals	1,700,000
Joint venture bio-diesel plant	373,055
Goodwill and intangibles	386,225
Office equipment	118,038
6,377,081
Less accumulated depreciation	(17,593)
$6,359,488

Depreciation expense on office equipment for the period from inception to the period ended December 31, 2006 and 2005 was $17,593 and $-0-, respectively. During the years ended December 31, 2006 and 2005, we capitalized approximately $178,465 and $-0-, respectively, of interest related to terminal refurbishment.

(5) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

For the period from June 1, 2005 (inception) to December 31, 2006, various officers and directors of the Company agreed to defer a portion of their salaries payable until such time as adequate funds have been received by the Company. The amount deferred as of December 31, 2006 was $305,243, which is included in accounts payable and accrued expenses - related parties (See Note 12). Accounts payable and accrued expenses consisted of the following as of December 31, 2006:

	Related	Non-related
Accounts payable	$413,559	$1,750,148
Accrued expenses	430,501	187,064

Total	$844,060	$1,937,212

NEWGEN TECHNOLOGIES, INC AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2006

(6) NOTES PAYABLE

The Company’s wholly-owned subsidiary, Refuel, executed a promissory note on June 30, 2005 with John King, former Executive Director, in the amount of $316,500 (See Note 12). As of June 30, 2006, the unsecured note had a remaining principal balance of $281,500 and accrued interest of $13,959, which is included in accounts payable and accrued expenses-related parties. The unsecured note bears interest at 10% per annum with an original due date of December 1, 2005, that was extended to January 15, 2006. As of June 30, 2006 the note had not been paid off and was in default. On May 24, 2006, the Company was served with a complaint filed against the Company; however there are no adverse covenants relating to this note payable. On August 1, 2006 the Company reached a settlement in the action entitled John King v. NewGen Technologies, Inc. and Refuel America, Inc. The action was filed in the US District Court for the Western District of North Carolina. The settlement agreement included an option grant of 75,000 shares exercisable at $0.50 per share for a period of 30 months and two 12% convertible unsecured promissory notes (“Settlement Convertible Debentures”) effective August 1, 2006 in the amounts of $317,794 and $357,206 (See Note 9). As a result of the settlement, accrued expenses-related parties and notes payable were reduced by a total of $638,636. In addition, settlement expense increased by $36,364.

On April 26, 2006, the Company entered into an unsecured short-term promissory note with a director in the amount of $420,000 at an interest rate of 10% for working capital purposes. Principal and interest were originally due October 26, 2006 and have been extended for another six months to April 25, 2007. As of December 31, 2006 this note had a principal balance and accrued interest of $101,974 and $19,820 respectively.

On May 17, 2006, the Company entered into an unsecured short-term promissory note with a director in the amount of $752,500 at an interest rate of 10% for working capital purposes. Principal and interest were originally due November 17, 2006 and have been extended for another six months to May 16, 2007. On December 12, 2006 the principal balance of $752,500 and interest of $43,088 was converted into company shares (See Note 11).

On June 12, 2006, the Company received an unsecured loan in the amount of $1,000,000 from Indexia Holdings Limited (“Indexia”). There is no written agreement between the parties and a note has not been executed, however the Company and Indexia orally agreed that the principal of the loan will be due and payable on December 12, 2006, along with interest of 10% per annum. On December 12, 2006 the principal balance of $1,000,000 and interest of $50,137 was converted into company shares (See Note 11).

On August 8, 2006, the Company entered into an unsecured short-term promissory note with a director in the amount of $500,000 at an interest rate of 10% for working capital purposes. Principal and interest are due February 8, 2007. On December 12, 2006 the principal balance of $500,000 and interest of $17,808 was converted into company shares (See Note 11).

On August 24, 2006, the Company entered into an unsecured short-term promissory note with a director in the amount of $500,000 at an interest rate of 10% for working capital purposes. Principal and interest are due February 24, 2007. On December 12, 2006 the principal and interest of $15,068 was converted into company shares (See Note 11).

On August 31, 2006, the Company entered into an unsecured short-term promissory note with a director in the amount of $600,000 at an interest rate of 10% for working capital purposes. Principal and interest are due March 3, 2007. On December 12, 2006 the principal balance of $600,000 and interest of $16,932 was converted into company shares (See Note 11)..

On August 31, 2006, the Company entered into an unsecured short-term promissory note with a director in the amount of $671,230 at an interest rate of 10% for working capital purposes. Principal and interest are due March 3, 2007. On December 12, 2006 the principal balance of $671,230 and interest of $20,229 was converted into company shares (See Note 11).

NEWGEN TECHNOLOGIES, INC AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2006

On December 12, 2006, $4,023,730 of the conventional debt was repaid with shares of common stock of the Company. The following table summarizes the dates funds were received, the interest accrued and the total number of shares issued to satisfy the outstanding principal and accrued interest balance.

Date	Amount	Interest	Shares

05/17/06	$752,500	$43,088	3,459,080
06/12/06	1,017,500	50,137	4,641,900
08/08/06	500,000	17,808	2,251,340
08/24/06	500,000	15,068	2,239,428
08/31/06	600,000	16,932	2,682,311
08/31/06	653,730	20,229	2,930,256
	$4,023,730	$163,262	18,204,315

 (7) COMMITMENTS AND CONTINGENCIES

Operating Leases

The company leases office facilities, data processing, and other equipment under a combination of non-cancelable and cancelable operating lease which expire at various dates through 2010. Rent expense totaled $195,869, and $22,871 for the years ended December 31, 2006 and 2005 respectively.

Future minimum rental payments for operating leases with initial or remaining terms in excess of one year are as follows:

Year Ending December 31:
2007	$401,209
2008	326,132
2009	158,334
2010	158,334
2011	2,802
$1,046,811

NEWGEN TECHNOLOGIES, INC AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2006

Commitments

The Company has entered into three separate five-year management services contracts (commencing on October 1, 2005, November 1, 2005 and April 1, 2006) for management of three fuel terminals (storage tanks, piping and racks for dispensing) for $8,333 per month each. From June 1, 2005 (Inception) to December 31, 2006, the Company has paid $319,167 in terminal management services.

In the first quarter 2006, the Company entered into various agreements with an engineering consultant and contractors for approximately $3,650,000 for refurbishment of its newly purchased fuel terminals located in Charlotte, NC, Spartanburg SC and Columbus GA, of which the Company has paid approximately, $3,156,811, as of December 31, 2006. The Company expects to enter into additional agreements with the engineering consultant and contractors to bring the terminals into proper working order. The Company anticipates an additional $1,684,000 will be required to complete the refurbishment of the Charlotte terminal and an additional $9,500,000, to $10,500,000 to complete the remaining terminals. The Company anticipates the Charlotte terminal will begin operations within the second quarter of 2007 with Spartanburg and Columbus to follow at the end of the first half 2007 and second half 2007, respectively. The fourth terminal in Spartanburg is estimated to become operational in the first quarter 2008.

Contingencies

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

NEWGEN TECHNOLOGIES, INC AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2006

(8) INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2006 are presented below:

December 31, 2006
Deferred income tax assets:
Net operating loss carry forwards	$4,759,483

Deferred income tax liabilities:	-
4,759,483
Valuation allowance	(4,759,483)
Net deferred tax assets	$-

As of December 31, 2006, the Company has a net operating loss carry forward for Federal income tax purposes in the amount of $4,759,483, which expires in 2025. The Company has recorded a valuation allowance of $4,759,483 as of December 31, 2006. The valuation allowance was recorded due to the doubt surrounding the Company’s ability to utilize the deferred tax asset.

December 31, 2006
Tax (benefit) at U.S. federal statutory rate of 34%	$(4,759,483)
Valuation allowance	4,759,483
Tax expense (benefit)	$-

(9) CONVERTIBLE DEBENTURES

On January 24, 2006, in connection with the sale of $2,200,000 of 10% Secured Convertible Debentures, the Company issued 300,000 shares of the Company’s Common Stock. Also, as part of the same transaction, the Company also issued a warrant for the purchase of 4,891,304 shares of the Company’s Common Stock at an exercise price of $1.00 per share. The agreement allows for the increase in shares to match $1,125,000 if the Company sells shares at a price below $1.00 per share. The warrant expires in three years. Due to a settlement agreement dated August 1, 2006, with a former executive director (Note 7), whereby shares were issued at $0.50, triggering the ratchet provision of the warrant noted below. The warrant has now been increased to 2,250,000 and the exercise price decreased to $0.50 per share. The expiration date remains three years.

On January 24, 2006, the Company consummated a securities purchase agreement (the “Purchase Agreement”) providing for the sale of its Convertible Debentures in the aggregate principal amount of $5,000,000, of which $2,200,000 was advanced immediately, $650,000 was advanced on March 14, 2006, and the remaining $2,150,000 was advanced on September 19, 2006 two days before the Company’s Registration Statement on Form SB-2 was declared effective by the Securities & Exchange Commission on September 21, 2006. As agreed to in the Purchase Agreement, the Registration Statement was to be declared effective by May 11, 2006, if not, the Company is required to pay the holder liquidated damages for each month that the Registration Statement has not been declared effective, as the case may be, either in cash or shares of the Company’s Common Stock, equal to 2% of the liquidated value of the Convertible Debentures. On June 1, 2006, the Company and the holder signed an amendment to the Registration Rights Agreement extending this date until June 19, 2006. On August 18, 2006, the Company and holder signed an amendment to extend the scheduled effective deadline to September 15, 2006, however, the Company was responsible for liquidated damages from June 19, 2006 to the effective date. As such, the Company’s penalty amounted to $171,000 and was reduced from the loan proceeds received. The Convertible Debentures holders may convert, at any time, the principal amount outstanding into shares of Common Stock, at a conversion price per share equal to the lesser of (i) $1.00, or (ii) eighty percent (80%) of the lowest closing bid price for the Company’s Common Stock during the five trading days immediately preceding the conversion date, subject to adjustment.

NEWGEN TECHNOLOGIES, INC AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2006

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

The conversion price of the Convertible Debentures may also be adjusted in certain circumstances, such as if the Company pays a stock dividend, subdivides or combines outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution. Also, if we issue shares of common stock at a price below $1.00 per share, the fixed conversion price of the warrants will be reduced accordingly (the ratchet provision). As a result, the secured Convertible Debentures are not considered to be "conventional convertible debt, convertible into a fixed number of shares" as that term is used in EITF Issue 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company's Own Stock."

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

The warrant for the purchase of 2,250,000 shares of common stock was valued using the Black-Scholes option pricing model. Because of the potential penalties we may have to pay under the Registration Rights Agreement, this warrant has been recorded as a derivative instrument liability rather than as equity. This derivative instrument liability was initially recorded at its fair value and it is adjusted to fair value (using the Black-Scholes option pricing model) at the end of each reporting period with any changes in the fair value charged or credited to income in the period of change.

On December 7, 2006, the Company entered into a $1,100,000 secured convertible debenture agreement with interest to accrue on the outstanding principal balance at an annual rate equal to ten percent (10%) with a third party lender and a warrant to purchase 815,217 shares of the Company’s stock. The Company’s obligations under the December 7, 2006 Purchase Agreement are secured by substantially all of the Company’s assets. In addition, certain executive officers and directors of the Company have granted the holders a security interest in a portion of shares of the Company’s common stock held by such officers and directors. The December 7, 2007 debenture is due January 6, 2007. On January 11, 2007 the due date of the December 7, 2006 debenture was extended to February 6, 2007. This note is in default.

NEWGEN TECHNOLOGIES, INC AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2006

A portion or all the amounts of principle and interest due and outstanding on the December 7, 2006 debenture is convertible into shares of common stock at any time at a price equal to $.25. In addition, the December 7, 2006 debenture includes a provision for the conversion price, upon the occurrence of an event of default, to be calculated at eighty percent (80%) of the lowest closing bid price of the common stock during the five (5) trading days immediately preceding the conversion date.

On December 20, 2006, the Company entered into an unsecured convertible debenture with a director in the amount of $2,644,400 at an interest rate of 10% for working capital purposes. Principal and interest are due June 20, 2007. The Company may, without premium or other prepayment penalty, prepay all or a portion of the outstanding principal of the December 20th debenture.

A portion or all the amounts of principle and interest due and outstanding on the December 20, 2006 debenture is convertible into shares of the Company’s common stock at any time at a price the lesser of (i) 80% of the average three (3) day trading price of the Common Stock during the three trading days immediately prior to the date of such election or (ii) $0.25 per share. Provided written notice, the Company may, without premium or other prepayment penalty, prepay all or a portion of the outstanding principal of the December 20th debenture. Following the date of the notice of prepayment, the Holder shall have a period of fifteen (15) calendar days to exercise the conversion rights provided.

The Convertible Debentures are not considered to be conventional convertible debt; therefore, the embedded conversion option of the Convertible Debentures is subject to the requirements of EITF Issue 00-19. Because of the potential penalties we may have to pay under the Registration Rights Agreement, together with the fact that the conversion price of the debt can be adjusted, we are required by EITF Issue 00-19 to bifurcate the embedded conversion option and account for it as a derivative instrument liability. This derivative instrument liability was initially recorded at its fair value and is be adjusted to fair value at the end of each reporting period with any changes in the fair value charged or credited to income in the period of change.

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

In addition, the Convertible Debentures permit the holder of the debt to require the Company to repay the debt before the due date in a default situation, either in cash or through the aforementioned conversion option (“Put Option”). Since the ability of the holder to exercise this option is contingent upon a default, according to the applicable accounting guidance, including FASB 133 and Derivative Implementation Group - Statement 133 Implementation Issue No. B16 “Embedded Derivatives: Calls and Puts in Debt Instruments,” the put option is not considered to be clearly and closely related to that of the host instrument and must be bifurcated from the host instrument. Since the Put Option must be bifurcated, it is subject the requirements of EITF Issue 00-19, and will be accounted for as a derivative instrument liability. This derivative instrument liability was initially recorded at its fair value and it is adjusted to fair value at the end of each reporting period with any changes in the fair value charged or credited to income in the period of change.

NEWGEN TECHNOLOGIES, INC AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2006

The proceeds received from the Convertible Debentures during the first quarter of 2006 were first allocated to the fair value of the freestanding warrant and then to the fair value of the bifurcated embedded derivative instruments included in the Convertible Debentures. Because the fair value of the warrants of $894,800 and the fair value of the bifurcated derivative instruments of $4,647,900 exceeded the proceeds received, the loan was initially recorded at $285 (a nominal value) and a charge to income of $2,692,985 was recognized to record the warrant and the bifurcated derivative instruments at their fair values. The proceeds received from the Convertible Debentures during the third quarter of 2006 were first allocated to the fair value of the bifurcated embedded derivative instrument included in the Convertible Debenture. The fair value of the bifurcated embedded derivative of $1,565,200 was less than the proceeds received and the loan was recorded at $1,565,200. There were no proceeds received from the Settlement Convertible Debentures, however, as a result of the settlement, accrued expenses-related parties and accounts payable were reduced by a total of $638,636 and settlement expense increased by $36,364. The fair value of the 75,000 options was $21,200 and the bifurcated embedded derivative of $211,200 were less than the proceeds received and the loan was recorded at $442,600. This discount, together with the stated interest on the Convertible Debentures, is being amortized using the effective interest method over the term of the Convertible Debentures. Under the effective interest method, interest expense in the earlier periods of the term of the debenture is significantly lower than in the latter periods of the term of the debenture. The weighted average effective interest rate is 53.45%.

The proceeds received from the December 7, 2006 Convertible Debentures were first allocated to the fair value of the freestanding warrant and then to the fair value of the bifurcated embedded derivative instruments included in the Convertible Debentures. The fair value of the warrants of $51,700 and the fair value of the bifurcated derivative instruments of $68,900 was less than the proceeds received and the loan was recorded at $68,900.

There were no warrants issued in conjunction with the December 20, 2006 debenture. The loan was recorded at the fair value of $704,600.

At December 31, 2006, the following amounts were outstanding under the Convertible Debentures. See Note 10 for information on the derivative instrument liabilities related to the warrant issued and the bifurcated embedded derivative instruments related to the accompanying Convertible Debentures.

Face value, net of conversion at December 31, 2006	$8,940,144
Less: unamortized debt discount	(4,843,047)

Balance at December 31, 2006	4,097,097
Less: current portion	(3,744,368)
$352,729

Principal payments are as follows, for the fiscal years ending December 31:

2007	$3,744,368
2008	675,000
2009	4,520,776
2010	-
2011	-
Total	$8,940,144

NEWGEN TECHNOLOGIES, INC AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2006

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

At December 31, 2006, the following derivative liabilities related to common stock warrant and embedded derivative instruments were outstanding (See Note 9):

			Exercise
			Price Per	Fair Market
	Expiration		Share as of	Value at
Issue Date	Date	Instrument	12/31/06	12/31/06

01/24/06	01/23/09	4,891,304 Warrants	$0.23	$847,300
12/07/06	12/07/09	815,217 Warrants	$0.23	417,900
Fair market value of freestanding derivative instrument liabilities for warrants				$1,265,200

			Exercise	Face
			Price Per	Value at	Fair Market
	Expiration		Share as of	Issuance, Net	Value at
Issue Date	Date	Instrument	12/31/06	Conversions	12/31/06

01/24/06	01/23/09	Convertible Debenture Tranch 1	$0.64	$2,100,000	$1,902,400
03/14/06	03/13/09	Convertible Debenture Tranch 2	$0.64	$650,000	607,600
09/15/06	09/15/09	Convertible Debenture Tranch 3	$0.64	$1,770,776	1,792,600
12/07/06	12/07/09	Convertible Debenture Tranch 4	$0.25	$1,100,000	1,732,100
08/01/06	01/31/08	Settlement Convertible Debenture	$0.50	$675,000	487,200
12/20/06	06/20/07	Convertible Debenture Director	$0.69	$2,644,368	684,900
Fair market value of bifurcated embedded derivative instrument liabilities					7,206,800
Total derivative financial instruments					$8,472,000

NEWGEN TECHNOLOGIES, INC AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2006

Our obligation to issue shares upon conversion of our convertible debenture is essentially limitless since conversion is at the lower of $1.00 or 80% of the lowest closing bid price for the common stock for the 5 trading days before but not including the conversion date. Accordingly, the number of shares of common stock issuable upon conversion of our secured convertible notes will increase if the market price of our stock declines, which will cause dilution to our existing stockholders. The following is an example of the amount of shares of our common stock that were issuable as of December 31, 2006, upon conversion of the secured convertible notes (excluding accrued interest), based on market prices 25%, 50% and 75% below the market price of $0.84.

Effect on Shares Issuable From Convertible Debentures as a Result from Declining Market Prices

% Below Market	Price Per Share	Number of Shares Issuable	% of Outstanding Stock

25%	$0.63	14,190,705	22.82%
50%	$0.42	21,286,057	34.23%
75%	$0.21	42,572,114	68.45%

(11) STOCKHOLDERS’ DEFICIENCY

The total number of shares of all classes of stock which the Company is authorized to issue is 100,000,000 shares of common stock, par value $0.001 (“Common Stock”) and 10,000,000 shares of preferred stock, par value $0.001 (“Preferred Stock”). The Common Stock is identical and shall entitle each of the holders thereof to the same rights and privileges. When dividends (if any) are declared upon the Common Stock, whether payable in cash, in property or in shares of stock of the Company, the holders of Common Stock is entitled to share equally, share for share, in such dividends. Each holder of Common Stock is entitled to one vote per share.

In June 2005, the Company issued 27,711,000 shares of Common Stock to founders at $0.0001 per share for total cash proceeds of $2,771 of which the remaining $2,581 was received in June 2006.

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

NEWGEN TECHNOLOGIES, INC AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2006

On September 9, 2005, the Company issued to four employees options to purchase 300,000 shares at $0.50 per share, having an intrinsic value of $885,000. In 2006, one employee forfeited his options with an intrinsic value of $133,672. There are now 225,000 shares that vest over a two year period, having an intrinsic value of $299,609 which remains deferred as of September 30, 2006. The excess of the fair market value over the intrinsic value of $137,683 had been amortized on a pro forma basis per SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123”. However, with the adoption of SFAS 123 (R) “Share Based Payment” this amount is now being expensed. The additional amount expensed in 2006 was $55,934 and $34,421 remains unamortized as of December 31, 2006.

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

NEWGEN TECHNOLOGIES, INC AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2006

On September 5, 2006, the Company has terminated its interest in consummating the AG Global Partners, Ltd. joint venture and has paid them a cash payment of $110,000 and 562,500 shares of the Company’s Common Shares, having a fair market value of $225,000 and 562,500 shares was paid by a former executive director. This potential joint venture has been terminated.

On October 6, 2006, 3,040,000 options, not part of the Company’s NQSO plan, were granted to five directors and one officer. These options vest immediately and are exercisable at $1.00 per shares exercisable over a period of ten years. The fair value of these options was estimated at the date of grant to be $672,984 using the Black-Scholes option pricing model with the following assumptions and expensed:

2006
Risk free interest rate	4.64%
Volatility factor	128%
Term in years	10.00
Expected dividend yield	-

On October 11, 2006, $50,000 of the Company’s Convertible Debentures (See Note 9) were converted into 416,667 shares at a per share price of $0.12, which is calculated at the lower of $1.00 or 80% of the previous five day bid price of $0.15.

On November 13, 2006, $25,000 of the Company’s Convertible Debentures (See Note 9) were converted into 189,394 shares at a per share price of $0.132, which is calculated at the lower of $1.00 or 80% of the previous five day bid price of $0.165.

On November 21, 2006, $100,000 of the Company’s Convertible Debentures (See Note 9) were converted into 806,452 shares at a per share price of $0.124, which is calculated at the lower of $1.00 or 80% of the previous five day bid price of $0.155.

On November 22, 2006, $100,000 of the Company’s Convertible Debentures (See Note 9) were converted into 806,452 shares at a per share price of $0.124, which is calculated at the lower of $1.00 or 80% of the previous five day bid price of $0.155.

On November 29, 2006, $15,000 of the Company’s Convertible Debentures (See Note 9) were converted into 104,667 shares at a per share price of $0.144, which is calculated at the lower of $1.00 or 80% of the previous five day bid price of $0.18.

On December 12, 2006 $3,006,230 of the Company’s notes Payable and $112,123 (See Note 6) of accrued interest was repaid with 13,558,058 shares at a per share price of $.23 which is calculated at a rate equal to the lesser of (i) 80% of the average three (3) day trading price of the Common Stock (on the OTC-BB or other exchange on which the Common Stock is then trading) during the three trading days immediately prior to the date of such election or (ii) $0.25 per share.

On December 12, 2006 $1,017,500 of the Company’s notes payable and $51,139 (See Note 6) of accrued interest was repaid with 4,646,257 shares at a per share price of $.23 which is calculated at a rate equal to the lesser of (i) 80% of the average three (3) day trading price of the Common Stock (on the OTC-BB or other exchange on which the Common Stock is then trading) during the three trading days immediately prior to the date of such election or (ii) $0.25 per share. In addition, the Company issued warrants to an individual to purchase 500,000 shares for $0.25. These warrants expire in three years.

On December 21, 2006, the Company issued 500,000 and 1,350,000 of common stock to two individuals in exchange for consulting services received.

On December 27, 2006, $89,224 of the Company’s Convertible Debentures (See Note 9) were converted into 390,625 shares at a per share price of $0.256, which is calculated at the lower of $1.00 or 80% of the previous five day bid price of $0.32.

NEWGEN TECHNOLOGIES, INC AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2006

(12) RELATED PARTY TRANSACTIONS

Various officers and directors of the Company agreed to defer a portion of their salaries, payable, until such time as adequate funds have been received by the Company. The amount deferred as of December 31, 2006 was $362,743, which is included in accounts payable and accrued expenses - related parties (See Note 5).

On July 1, 2005, the Company entered into an assignment and royalty agreement with two directors and shareholders of the Company, whereby various Great Britain patent applications were assigned to the Company. According to the terms of the agreement, the Company was required to pay $250,000 at the inception of the agreement (paid July 1, 2005) and a continuing royalty fee of the greater of $250,000 or 0.1% of the aggregate products sold per year utilizing the assigned patents during the term of the royalty agreement (indefinite until cancelled by either the directors or the Company). As of December 31, 2006 the agreement was renewed and $125,000 of agreement has been expensed. The balance of $250,000 has been accrued and is included in related party payables (See Note #5).

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

The Company’s obligations in connection with the Convertible Debentures (See Notes 9 & 10) are secured by substantially all of the Company’s assets. In addition, the vice-chairman has granted a security interest in 214,916 shares of the Company’s common stock that he owns, the president has granted a security interest in 5,000,000 shares of the Company’s common stock that he owns, the former chief financial officer has granted a security interest in 115,000 shares of the Company’s common stock that he owns and a director has granted a security interest in 5,000,000 shares of the Company’s common stock that he owns.

On April 26, 2006, the Company entered into an unsecured short-term promissory note with a director in the amount of $420,000 at an interest rate of 10% for working capital purposes. Principal and interest were originally due October 26, 2006 and have been extended for another six months to April 25, 2007. As of December 31, 2006 this note had a principal balance and accrued interest of $101,974 and $19,820 respectively.

On May 17, 2006, the Company entered into an unsecured short-term promissory note with a director in the amount of $752,500 at an interest rate of 10% for working capital purposes. Principal and interest were originally due November 17, 2006 and have been extended for another six months to May 16, 2007. On December 12, 2006 the principal balance of $752,500 and interest of $43,088 was converted into company shares, see note 6.

On June 12, 2006, the Company received an unsecured loan in the amount of $1,000,000 from Indexia Holdings Limited (“Indexia”). There is no written agreement between the parties and a note has not been executed, however the Company and Indexia have orally agreed that the principal of the loan will be due and payable on December 12, 2006, along with interest of 10% per annum. On December 12, 2006 the principal balance of $1,000,000 and interest of $50,137 was converted into company shares, see note 6.

NEWGEN TECHNOLOGIES, INC AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2006

On August 8, 2006, the Company entered into an unsecured short-term promissory note with a director in the amount of $500,000 at an interest rate of 10% for working capital purposes. Principal and interest are due February 8, 2007. On December 12, 2006 the principal balance of $500,000 and interest of $17,808 was converted into company shares, see note 6.

On August 24, 2006, the Company entered into an unsecured short-term promissory note with a director in the amount of $500,000 at an interest rate of 10% for working capital purposes. Principal and interest are due February 24, 2007. On December 12, 2006 the principal and interest of $15,068 was converted into company shares, see note 6.

On August 31, 2006, the Company entered into an unsecured short-term promissory note with a director in the amount of $600,000 at an interest rate of 10% for working capital purposes. Principal and interest are due March 3, 2007. On December 12, 2006 the principal balance of $600,000 and interest of $16,932 was converted into company shares, see note 6.

On August 31, 2006, the Company entered into an unsecured short-term promissory note with a director in the amount of $671,230 at an interest rate of 10% for working capital purposes. Principal and interest are due March 3, 2007. On December 12, 2006 the principal balance of $671,230 and interest of $20,229 was converted into company shares, see note 6.

On December 20, 2006, the Company entered into an unsecured convertible debenture with a director in the amount of $2,644,400 at an interest rate of 10% for working capital purposes. Principal and interest are due June 20, 2007. The Company may, without premium or other prepayment penalty, prepay all or a portion of the outstanding principal of the December 20, 2006 debenture (See Note 9).

(13) GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has a working capital deficiency of $3,969,954 and a stockholders’ deficiency of $6,692,749 as of December 2006 and a net loss of $18,823,599 and a cash flow deficiency from operations of $8,263,109 for the period from June 1, 2005 (inception) to December 31, 2006. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NEWGEN TECHNOLOGIES, INC AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2006

(14) SUBSEQUENT EVENTS

On January, 16, 2007, the Company appointed Michael F. D’Onofrio to the position of Chief Operating Officer of the Company.

On January 16, 2007, the Company, and its newly-formed, wholly-owned Delaware subsidiary, Refuel America Acquisition Corporation (“Acquisition Subsidiary”) entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Appalachian Oil Company, Inc., a Tennessee Corporation (“APPCO”) and APPCO’s four stockholders (the “APPCO Sellers”) for the acquisition (the “Acquisition”) by Acquisition Subsidiary of all of the issued and outstanding shares of capital stock of APPCO (the “Shares”). APPCO is headquartered in Blountville, Tennessee and is primarily engaged in the distribution of petroleum fuels in eastern Tennessee, southwestern Virginia, eastern Kentucky, western North Carolina and southern West Virginia and in the ownership and operation of retail convenience stores in some of those regions. The purchase price for the Shares under the Stock Purchase Agreement is $30,000,000 (the “Purchase Price”), of which $1,000,000 will be escrowed for an eighteen (18) month period following the closing of the Acquisition in order to secure the Company’s and Acquisition Subsidiary’s potential claims against the APPCO Sellers for any breach of their representations, warranties, and covenants under the Stock Purchase Agreement. In addition to payment of the Purchase price, the Company and Acquisition Subsidiary will assume approximately $7,300,000 of long-term indebtedness (calculated as of May 31, 2006) owed by APPCO. If the Acquisition is not consummated on or before February 28, 2007, the Stock Purchase Agreement permits termination by either the Company or the APPCO Sellers, subject to the agreement of the parties thereto to extend such deadline. The Company’s obligation to consummate the Acquisition is subject to a number of conditions under the Stock Purchase Agreement. In addition to customer closing conditions, consummation of the Acquisition is conditioned on the following: (i) The Company’s completion of legal and financial due diligence concerning APPCO, the results of which shall be satisfactory to the Company in its sole discretion; (ii) the Company’s auditors having completed an audit of APPCO’s financial statements for the three year period ended September 30, 2006, the result of which shall be reasonably satisfactory to the Company and shall conform in all material respects to corresponding information contained in financial statements prepared by the APPCO Sellers’ accountants and in May 31, 2006 financial statements provided by the APPCO Sellers to the Company; (iii) the Company having obtained a financing commitment for all requisite financing needed to fund the transaction; (iv) the Company having succeeded in signing all members of APPCO’s management (except for two of the APPCO Sellers) to employment agreements; (v) the Company having obtained the results of certain environmental studies concerning APPCO’s current and former real property facilities and its satisfaction as to the non-release of hazardous materials from APPCO’s former facilities that would adversely impact APPCO in a material manner; and (vi) APPCO’s being operated in the ordinary course of business and not paying dividends or other distributions or liquidating its cash or marketable securities holding prior to the closing of the Acquisition, with the exception of a one-time draw-down of $2,000,000 to pay off an equivalent amount of APPCO’s senior debt obligations. Among other material terms of the Acquisition, the Stock Purchase Agreement imposes non-solicitation restrictions upon the APPPCO Sellers for a five (5) year period following the closing of the Acquisition with respect to APPCO’s employees, customers, suppliers, licensees, licensors, franchisees, lessors and other business partners, while prohibiting, for the same five (5) year period, the APPCO Sellers from contacting any business engaged in a business related to APPCO’s and with which APPCO has held discussion or about which APPCO has received information concerning its potential acquisition prior to the closing of the Acquisition. While the Company plans to take all actions within its control to ensure that the closing conditions for the consummation of the Acquisition are satisfied, some of such conditions lie outside of the Company’s control and there is no assurance that they will be satisfied, and, in case they are not, there is no assurance that the Acquisition will be consummated.

On February 20, 2007 the Company completed the purchase of the Ashland Inc. property located at 75 Pineridge Drive, located in the city of Spartanburg, of Spartanburg County, South Carolina. Total consideration provided was $327,500.

NEWGEN TECHNOLOGIES, INC AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2006

On February 15, 2007, the Company entered into an unsecured convertible debenture with a director in the amount of $850,000 at an interest rate of 10% for working capital purposes. Principal and interest are due May 15, 2007. The Company may, without premium or other prepayment penalty, prepay all or a portion of the outstanding principal of the February 15, 2007 debenture.

The Company, APPCO and the stockholders of APPCO entered into an addendum, dated as of February 28, 2007, effectively providing that neither party can unilaterally terminate that certain Stock Purchase Agreement, dated as of January 16, 2007, prior to end of business on March 2, 2007 due to the failure to close the APPCO acquisition prior to such time. Previously, the Company and APPCO each had the unilateral right to terminate the Stock Purchase Agreement if the acquisition did not close on or before February 28, 2007. The Company, Appalachian Oil Company, Inc. (“APPCO”) and the stockholders of APPCO entered into an addendum, dated as of March 2, 2007, effectively providing that neither party can unilaterally terminate that certain Stock Purchase Agreement, dated as of January 16, 2007, prior to end of business on March 7, 2007 due to the failure to close the APPCO acquisition prior to such time. The Company, Appalachian Oil Company, Inc. (“APPCO”) and the stockholders of APPCO entered into an addendum, dated as of March 7, 2007, effectively providing that neither party can unilaterally terminate that certain Stock Purchase Agreement, dated as of January 16, 2007, prior to end of business on March 9, 2007 due to the failure to close the APPCO acquisition prior to such time. Previously, the Company and APPCO each had the unilateral right to terminate the Stock Purchase Agreement if the acquisition did not close prior to end of business on March 7, 2007. The Company, APPCO and he stockholders of APPCO (the “sellers”) entered into an addendum dated as of March 12, 2007, effectively providing that neither party can unilaterally terminate that certain Sock Purchase Agreement, dated as of January 16, 2007, as amended , prior to 5:00 PM on April 2, 2007 due to the failure to close the APPCO acquisition (the “Closing) prior to such time; provided, that, the Company pays to the Sellers $250,000 as a non-refundable good faith deposit prior to 5:00 PM on March 13, 2007. This initial good faith deposit will be applied at the Closing as a pre-paid credit toward the Company’s obligation to pay the purchase price. In the event that the Closing does not occur prior to 5:00 PM on April 2, 2007 the Company has the option to further extend the date that neither party can unilaterally terminate the Stock Purchase Agreement until 5:00 PM on April 16, 2007; provided, that, the Company pays to the Sellers another $250,000 as a non-refundable good faith deposit. This second good faith deposit will be applied at the closing as pre-paid credit toward the company’s obligation to pay the purchase price. Previously, the Company and APPCO each had the unilateral right to terminate the Stock Purchase Agreement if the acquisition did not close prior to 5:00 PM on March 7, 2007.

On February 28, 2007, the warrant dated August 1, 2005, for 2,155,000 shares of stock was exercised. The warrants exercised had a par value per share of $.001.

On March 9, 2007 the Company terminated negotiations with BioFuel investments, LLC with respect to the previously announced potential financing of up to $70,000,000 that was to be used by NewGen in part for the consummation of the acquisition of all of the issued and outstanding stock of AAPCO. In conjunction with the termination of such negotiations, NewGen entered in discussions with another potential source of substitute financing for the AAPCO Acquisition.

NEWGEN TECHNOLOGIES, INC AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2006

On March 13, 2007 the Company entered in to a Securities Purchase Agreement (the “Purchase Agreement”) with Cornell capital Partners, L.P. (“Cornell” and together with NewGen, the “Parties”) for the sale of a secured convertible debenture (the “Debenture”) to Cornell in the principal amount of $1,250,000. The Company intends to use the net proceeds from the sale of the Debenture for working capital and to pay for certain expenses relating to its acquisition of all the issued and outstanding stock of APPCO (the “AAPCO Acquisition”), including a recent $250,000 non-refundable good faith deposit to the sellers of APPCO which will extend the date that no party can unilaterally terminate the stock purchase agreement, dated as of January 16, 2007 pursuant to which the APPCO Acquisition will be consummated. The Debenture was issued on March 13, 2007 and bears interest at a rate of 10% per annum. The Debenture will mature on March 13, 2009 (unless extended at the option of Cornell) (the “Maturity Date”). Unless prepaid by the Company or converted at the option of Cornell, any outstanding principal and unpaid interest under the Debenture is due on the Maturity Date. Cornell may convert, at any time prior to the Maturity Date, any portion of the principal amount of the Debenture into shares of the Company’s common stock at a conversion price per share equal to the lesser of (i) $0.80 per share at the time (as adjusted, as per the terms of the Debenture). At the time of any such redemption, the Company must pay a premium of 10% of the principal amount being redeemed. Before such redemption may be made, Cornell has the right, within 3 business days of receiving notice of redemption, to convert the principal amount being redeemed into shares of Common Stock. The Debenture is secured under various security agreements that had been entered into by the Company, its subsidiaries and Cornel pursuant to which the Company and its subsidiaries had pledged their assets, including the stock and/or membership interests of the Company’s subsidiaries and certain interests in real properties. In addition, certain officers and directors of the Company have personally guaranteed the Company’s obligations under the Debenture. As Required under the Purchase agreement, the Parties also entered into a registration rights agreement (the “Registration Rights Agreement”), dated as of March 13, 2007, providing for the filing of a registration statement (the “Registration Statement”) with the Securities and Exchange Commission registering the shares of Common Stock issuable up on conversion of the Debenture. In accordance with terms of the Registration Rights Agreement, the Company is obligated to use its best efforts to cause the Registration Statement to be (i) filed no later than 30 calendar days following receipt of a written demand from Cornell requesting such filing (the “Filing Deadline”) and (ii) declared effective no later than 120 calendar days following the receipt of a written demand from Cornell requesting such filing (the “Effectiveness Deadline”). The Company must also ensure that the Registration Statement remains in effect until all of the shares of Common Stock to be registered thereunder have been sold or may be sold without volume restrictions pursuant to Rule 144(k) under the Securities Act of 1933, as amended (the “Securities Act”). If the Company defaults in its satisfaction of the Filing Deadline or the Effectiveness Deadline, or if the Registration Statement’s effectiveness lapses for 30 consecutive calendar days or more than an aggregate of 60 calendar days during any 12 month period, the Company is required to pay to Cornell, as Liquidated damages, for each month that the Registration Statement has not been filed or declared effective, or for which the lapse in effectiveness remain in place, as the case may be, 2% of the purchase price of the Debenture then held by Cornell, up to a maximum aggregated of 24% of the purchase price of the debenture. In connection with the entry in to the Purchase Agreement, the Company agreed to pay Yorkville, Advisors LLC a structuring fee of $15,000 and an additional fee equal to 10% of the purchase price for the Debenture, each of which was paid directly from the gross proceeds received by the Company upon sale of the Debenture.

On March 13, 2007, Noel M. Corcoran resigned from his position as the Chairman and of the Board of Directors of NewGen. Notification of such resignation was provided to the Company on March 13, 2007 via a letter sent by Mr. Corcoran to the Company’s Board of Directors. The Company’s current Vice Chairman of the Board of Directors, S. Bruce Wunner, has agreed to serve as Interim Chairman of the Board of Directors until such time as a permanent Chairman of the Board of Directors is retained by the Company. It is also the current intention of the Company to locate an “independent” director to serve on its Board of Directors (as independence is defined under Rule 10A-3 under the Securities Exchange Act of 1934, as amended.

On March 14, 2007, Noel M. Corcoran resigned from his position as the Audit Committee Chairperson the Company. Notification of such resignation was provided to the Company on March 14, 2007 via a letter sent by Mr. Corcoran to the Company’s Board of Directors. The Company’s current Vice Chairman of the Board of Directors, S. Bruce Wunner, has agreed to serve as Audit Committee Chairman until such time as a permanent Chairman of the Audit Committee is retained by the Company. It is also the current intention of the Company to locate an “independent” director to serve on its Board of Directors (as independence is defined under Rule 10A-3 under the Securities Exchange Act of 1934, as amended.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 21, 2006, the Company changed its principal accountant from Weinberg & Associates (the “Predecessor”) to Skoda, Minotti & Co. (the “Successor”). The Successor principal accountant had performed tax related and other services related to a potential acquisition target.

ITEM 8A. CONTROLS AND PROCEDURES

NewGen’s Chief Executive Officer and Chief Financial Officer have designed disclosure controls and procedures over financial reporting and evaluated the effectiveness of NewGen’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) over financial reporting as of the end of the period covered by this annual report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, NewGen’s disclosure controls and procedures over financial reporting are effective.

During the most recent fiscal year, there have not been any changes in NewGen’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect internal controls over financial reporting

ITEM 8B. OTHER INFORMATION

Not applicable

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Below are the names and certain information regarding our executive officers and directors.

Name	Age	Position
S. Bruce Wunner	64	Interim Chairman and Chief Executive Officer
Ian V. Williamson	51	President and Director
Michael F. D’Onofrio	33	Director and Chief Operating Officer
Scott A. Deininger	44	Director
Cliff Hazel	53	Director
Noel M. Corcoran	54	Director, former Chairman and Audit Chairman
Mike W. Woods	39	Chief Financial Officer

Officers are elected annually by the Board of Directors, at our annual meeting, to hold such office until an officer’s successor has been duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the Board. There are no family relationships among any of our directors and executive officers.

Background of Executive Officers and Directors

S. Bruce Wunner, Vice Chairman and Chief Executive Officer. Mr. Wunner was appointed Chairman of NewGen on June 9, 2005. Prior to joining NewGen, Mr. Wunner was instrumental in key leadership roles in the international expansion of McDonald's Corporation for over 33 years from 1962 to 1995 and retired as Senior Vice President CEO of Latin America.  Since 1996, Mr. Wunner has been the managing partner of FEA, LLC, D/B/A Treasure Coast Capital Partners, a boutique investment banking firm focusing on mid-market mergers & acquisitions, divestitures and raising capital. Mr. Wunner focuses on specialties in real estate development, retail food, distribution, recreation, leisure and the entertainment industry.

Ian V. Williamson, President and Director. Mr. Williamson was appointed as the President and as a Director of NewGen on June 9, 2005. Mr. Williamson has been actively involved in the development of alternative and renewable fuels since 1975. His initial work was predominantly in the field of district heating and energy schemes, utilizing trash and other non-oil substitutes. In 1994, Mr. Williamson started industry research and development for alternative fuels for the motor industry. Mr. Williamson and Cliff Hazel are the original inventors of a clear stable "e-diesel" and authors of numerous patents and applications related to cleaner-burning and performance-enhancing motor fuels utilizing alcohol, water, bio-diesel and liquids from natural gas.

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

Michael F. D'Onofrio, Chief Operating Officer and Director. Prior to joining NewGen and Refuel America, Michael founded Treasure Coast Capital Partners, a boutique investment banking firm focusing on mergers & acquisitions, divestitures and raising capital. Michael specialized in real estate development, manufacturing, distribution and the medical industry. Michael also previously worked with a private group of investors in the medical industry opening multiple diagnostic imaging facilities across the United States. Most recently in Chicago, he opened several sites utilizing some of the most advanced diagnostic imaging and MRI technology available today. Michael started his career with The Sherwin-Williams Company covering many of the largest national retailer's private label projects and domestic expansion. He managed and trained a new sales forces, developed innovative marketing programs and implemented new products. Michael obtained his MBA from Nova Southeastern University's Huizenga Graduate School of Business and Entrepreneurship in Ft. Lauderdale, Florida after undergraduate studies in Business at John Carroll University in Cleveland, Ohio.

Scott A. Deininger, Director. Mr. Deininger served us as Chief Financial Officer in October 2005 until his termination in September 2006 and currently serves as a Director. He was appointed as a Director in January 2006. Prior to joining us Mr. Deininger served as treasurer and senior vice president of finance and administration (principal financial officer) at American Tire Distributors Holdings, Inc. from July, 2003 to October, 2005. From January, 2001 until June, 2003, Mr. Deininger served as vice president and corporate controller of Safety−Kleen Corporation, prior to which he was the Chief Financial Officer of Carmeuse North America. Prior to working for Carmeuse North America Mr. Deininger spent eight years working at KPMG. Mr. Deininger is a certified public accountant and holds a B.S. degree in Accounting from York College of Pennsylvania.

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

Noel M. Corcoran, Director. Mr. Corcoran was appointed as Chairman and Director of NewGen in January 2006, until his resignation of Chairman and Audit Committee Chair in March 2007. Currently, Mr. Corcoran serves as a Director. Mr. Corcoran has led his own tax consulting firm, Noel M. Corcoran & Associates, since 1984. During that time, he has served as a financial and tax advisor to many corporations and high net worth individuals internationally. He has also been President of the Irish Taxation Institute and serves as a director of many companies. He has a Commerce Degree from University College Dublin and is a Fellow of the Irish Taxation Institute.

Michael W. Woods, Chief Financial Officer. Prior to joining NewGen & Refuel America, Michael has worked with several entrepreneurial companies in the mortgage lending and medical imaging fields. His business career began as a CPA with Coopers & Lybrand but the bulk of his experience was gained with Ernst & Young. Michael has also been a director of internal audit with CBIZ and spent time with their mergers & acquisitions group. Mr. Woods has his BS/BA from The Ohio State University.

Corporate Governance and Board Committees

Our Board of Directors has an audit committee and a compensation committee. The function of the nominating committee is currently performed by the entire Board of Directors, none of the members of which are independent. The Company’s Board of Directors has determined that Noel M. Corcoran, director and member of the audit committee, is an Audit Committee Financial Expert, as defined under Item 401 of Regulation S-K. Mr. Corcoran is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended, however, since his resignation on March 13, 2007 the audit committee has no independent member or financial expert. The role and responsibilities of the Audit Committee are more fully set forth in a written Charter adopted by the Board of Directors. The Audit Committee was created by our Board effective March 20, 2006. Currently the Audit Chair has been assumed by S. Bruce Wunner, Interim Chairman and CEO on a temporary basis.

The Board of Directors has not adopted a specific process with respect to security holder communications, but security holders wishing to communicate with the Board of Directors may do so by mailing such communications to the Board of Directors at the Company’s corporate offices located at 6000 Fairview Road, 12th Floor, Charlotte, NC 28210.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “Commission”). Officers, directors and greater than ten percent beneficial owners are required by Commission regulations to furnish the Company with copies of all forms they file pursuant to Section 16(a). Based solely on the Company’s review of the copies of such forms it received from reporting persons required to file reports under Section 16(a), to the Company’s knowledge all filing requirements applicable to such persons with respect to fiscal 2006 were complied with, except that on October 10, 2006 the Company granted stock options to Messrs. Corcoran, Wunner, Williamson, D’Onofrio and Woods weren’t filed until February 2007. The officers and directors who were obligated to file Form 4 were inadvertently late in such filing.

Code of Ethics

The Company has adopted a Code of Ethics that applies to all officers, directors and employees of the Company, including its principal executive officer, principal financial officer and principal accounting officer. A copy of the Company’s code of conduct is available, free of charge, upon written request sent to the Chief Financial Officer at the Company’s corporate offices located at 6000 Fairview Road, 12th Floor, Charlotte, NC 28210.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth all compensation paid in respect of our Chief Executive Officer and those individuals who received compensation in excess of $100,000 per year (collectively, the "Named Executive Officers") for our last three completed fiscal years.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards (1) (2) (3) ($)	Non-Equity Incentive Plan Compen-sation ($)	Non-Qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation (4) ($)	Total

S. Bruce Wunner	2006	337,557	-	-	298,634	-	-	41,834	678,025
Chief Exectutive Officer	2005	31,250	-	150,571	36,875	-	-	14,063	232,759
	2004	-	-	-	-	-	-	-	-

Michael F. D'Onofrio	2006	170,939	-	-	264,475	-	-	18,781	454,195
Chief Operating Officer	2005	30,138	-	95,000	36,875	-	-	6,224	168,237
	2004	-	-	-	-	-	-	-	-

Ian V. Williamson	2006	-	-	-	143,472	-	-	-	143,472
President	2005	195,247	-	120,000	-	-	-	-	315,247
	2004	-	-	-	-	-	-	-	-

Michael W. Woods	2006	138,327	-	-	179,075	-	-	17,436	334,838
Chief Financial Officer	2005	30,138	-	60,000	36,875	-	-	7,468	134,481
	2004	-	-	-	-	-	-	-	-

Scott A Deininger	2006	202,753	-	-	150,000	-	-	23,078	375,831
Former Chief Financial Officer	2005	59,908	65,000	-	37,500	-	-	6,463	168,871
	2004	-	-	-	-	-	-	-	-

John King	2006	-	-	-	-	-	-	-	-
Former Chief Executive Officer	2005	328,285	-	50,000	36,875	-	-	-	415,160
	2004	-	-	-	-	-	-	-	-

Roanld E. Simmons	2006	-	-	-	-	-	-	-	-
Former Chief Executive Officer	2005	-	-	-	-	-	-	-	-
	2004	-	-	-	-	-	-	-	-

Larry Shatsoff	2006	-	-	-	-	-	-	-	-
Former President	2005	-	-	-	-	-	-	-	-
	2004	-	-	-	-	-	-	-	-

(1) On September 9, 2005 the Company issued to Messrs. Wunner, King, D'Onofrio and Woods each, options to purchase 75,000 shares at $0.50 per share, having a value of $3.41 per shares with a two year vesting period. The options expire in ten years. On January 15, 2006 Mr. King's options were forfeited due to his resignation from the Company.

(2) On October 01, 2005 the Company issued options to Mr. Deininger to purchase 500,000 shares at $1.00 shares at a fair values of $1.20 with a vesting period of four years. The options expire in ten years. On September 29, 2006, Mr. Deininger forfeited these options due to his departure from the Company.

(3) On October 10, 2006 the Company issued to the following options to purchase shares at $1.00 to Wunner for 1,000,000 shares, Williamson for 840,000, D'onofrio for 800,000 shares and Woods for 300,000 shares at a fair value of $0.171 with an immediate vesting period. The options expire in ten years.

(4) During the year, the Compnay reimbursed the executives for the costs of life insurance, an automible allowance and health insurance.

(5) Stock awards consist of non-cash compensation in the form of common stock for sercices performed for the company.

Outstanding Equity Awards at Fiscal Year End

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance for the period from June 1, 2005 (inception) to December 31, 2006.

EQUITY COMPENSATION PLAN INFORMATION

In addition, there was a special option grant for 300,000 shares that is not part of the Company’s equity compensation plan.

DIRECTOR COMPENSATION TABLE

Director Name	Fees Earned or paid in Cash ($)	Stock Awards ($)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation (3) ($)	Total

Carlos Genardini	9,000	-	-	-	-	-	9,000
Cliff Hazel	20,100	-	-	-	-	-	20,100
Noel Corcoran	168,359	-	170,000	-	-	-	338,359
Scott A Deininger	6,000	-	-	-	-	-	6,000

On October 16, 2006 the Company issued to the following options to purchase 1,000,000 shares at $1.00 to Mr. Corcoran with an immediate vesting period.

Directors receive a $3,000 per month fee, with the exception of the former Chairman, who earned $20,833 per month.

The following table presents information regarding outstanding options held by our named executive officers as of the end our fiscal year ended December 31, 2006.

SUMMARY OF OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option ExercisePrice ($)	Option Experation Date

S. Bruce Wunner	-	75,000	(1)	-	0.50	9/9/2017
	-	1,000,000	(2)	-	1.00	10/5/2016

Michael F. D'Onofrio	-	75,000	(1)	-	0.50	9/9/2017
	-	800,000	(2)	-	1.00	10/5/2016

Ian V. Williamson	-	840,000	(2)		1.00
				-
Michael W. Woods	-	75,000	(1)	-	0.50	9/9/2017
	-	300,000	(2)	-	1.00	10/5/2016

		Stock Awards
		Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Shares or Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Market Value of Shares or Units of Stock That Have Not Vested (#)
S. Bruce Wunner		NONE		NONE	NONE	NONE
Michael F. D'Onofrio		NONE		NONE	NONE	NONE
Ian V. Williamson		NONE		NONE	NONE	NONE
Michael W. Woods		NONE		NONE	NONE	NONE

(1) On September 9, 2005 the Company issued to Messrs. Wunner, D'Onofrio and Woods each, options to purchase 75,000 shares at $0.50 per share, having a value of $3.41 per shares with a two year vesting period. The options expire in ten years.

(2) On October 10, 2006 the Company issued to the following options to purchase shares at $1.00 to Wunner for 1,000,000 shares, Williamson for 840,000, D'onofrio for 800,000 shares and Woods for 300,000 shares at a fair value of $0.171 with an immediate vesting period. The options expire in ten years.

 Employment Agreements

There are currently no employment agreements between the Company and any of its named executive officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 31, 2007 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (4)

S. Bruce Wunner (1)	429,833	*
Ian Williamson	8,594,026	12.83%
Scott Deininger	280,000	*
Cliff Hazel	10,000,000	14.93%
Noel M. Corcoran (2)	13,558,058	20.24%
Michael F. D'Onofrio (3)	390,000	*
Michael W. Woods	203,333	*

All officers and directors as a group (7 persons)	33,455,250	49.95%

(1) This amount consists of 347,333 shares owned by FEA, LLC, the address is c/o NewGen Technologies, Inc. 6000 Fairview Rd. 12 Floor, Charlotte NC 28210
(2) This amount consists of 13,558,058 shares owned by Donmay, the address is Emsworth, Kinsealy, Dublin, Ireland 17
(3) This amount consists of 30,000 shares owned by Michael F. D'Onofrio IRA
(4) The percent of class is calculated on the basis of 66,983,213 shares outstanding on March 19, 2007.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On July 1, 2005, Advanced Fuel Chemistry, Inc., a Delaware Corporation (“Advanced Fuel”) assigned to Refuel the patent applications previously referenced. According to the terms of this assignment, Refuel was assigned these applications with full title guarantee. In addition, on July 1, 2005, Refuel entered into a royalty agreement, whereby Refuel paid Clifford Hazel, a member of our Board of Directors, and Ian Williamson, our President, an aggregate of $250,000 immediately and is required to pay a continuing royalty fee of the greater of $250,000 or 0.1% of the aggregate fuel additive products sold utilizing the patents per year during the term (indefinite until cancelled by either party) of the Royalty Agreement on each one year anniversary date. The royalty payment due on July 1, 2006 is accrued as of the end of the year and remains unpaid subsequent to year end.

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

On February 6, 2006, Lewis J. Bryan, son of S. Bruce Wunner, Chief Executive Officer was employed by the Company as a business development manager with wages of $76,500 paid during the year.

On April 26, 2006, the Company entered into an unsecured short-term promissory note with a Ian V. Williamson in the amount of $420,000 at an interest rate of 10% for working capital purposes. Principal and interest were originally due October 26, 2006 and have been extended for another six months to April 25, 2007. As of December 31, 2006 this note had a principal balance and accrued interest of $101,974 and $19,820 respectively.

On May 24, 2006, the Company and its wholly-owned subsidiary, Refuel, were served with a complaint in an action entitled John King v. NewGen Technologies, Inc. and Refuel America, Inc. The action was filed in the US District Court for the Western District of North Carolina. Mr. King served as Chief Executive Officer of the Company from June 9, 2005 through September 9, 2005. Mr. King then served as Chief Executive Officer of the Company’s International Operations until January 15, 2006. Mr. King also served as a member of the Company’s Board of Directors from June 9, 2005 through January 16, 2006 when he was removed by a vote of the holders of a majority of the Company’s common stock. On August 1, 2006, the Company and Mr. King reached a settlement agreement which granted options for 75,000 shares exercisable over the next 30 months and the Company issued two 12% Settlement Convertible Debentures effective August 1, 2006 in the amounts of $317,794 and $357,206. The debentures are convertible at a fixed price of $0.50 per share. The Company has paid interest of $33,750 from September 1, 2006 to year end and $21,582 subsequent to year end.

Throughout 2006, Noel M. Corcoran has advanced the company working capital loans in the form of convertible debentures. On December 12, 2006, Corcoran exercised the conversion feature under those Amended and Restated Convertible Promissory Notes that had been issued to him for the conversion of the full $3,118,353 of principal and interest outstanding thereunder into 13,558,058 shares of Common Stock at a conversion price of $0.23 per share. On December 20, 2006, Mr. Corcoran advanced the Company an additional $2,644,368 for working capital as convertible debentures at an interest rate of 10%, convertible at 80% of the average three (3) day trading price of the Common Stock during the three trading days immediately prior to the date of exercise of the conversion. Again on February 15, 2007, Mr. Corcoran advanced an additional $850,000 convertible debenture under terms identical to the December 20, 2006 debentures.

ITEM 13. EXHIBITS

Exhibit Number	Description	Method of Filing

3.1	Articles of Incorporation	Filed as an Exhibit to the Company’s Form 8-K dated November 14, 2005, and incorporated by reference herein.
3.2	Certificate of Amendment to Articles of Incorporation	Filed January 29, 1997
3.4	Articles of Merger changing the issuer’s name to NewGen Technologies, Inc.	Filed as an Exhibit to the Company’s Form 8-K dated August 12, 2005, and incorporated by reference herein.
3.5	By-Laws.	Filed June 27, 1997
10.1	Secured Convertible Debenture, dated January 24, 2006, issued by NewGen Technologies, Inc. to Cornell Capital Partners LP	Filed as an Exhibit to the Company’s Form 8-K dated January 30, 2006, and incorporated by reference herein.
10.2	Warrant to purchase 1,125,000 shares of Common Stock of NewGen Technologies, Inc., issued January 24, 2006	Filed as an Exhibit to the Company’s Form 8-K dated January 30, 2006, and incorporated by reference herein.
10.3	Securities Purchase Agreement, dated January 24, 2006, by and between NewGen Technologies, Inc. and Cornell Capital Partners LP	Filed as an Exhibit to the Company’s Form 8-K dated January 30, 2006, and incorporated by reference herein.
10.4	Investor Registration Rights Agreement, dated January 24, 2006, by and between NewGen Technologies, Inc. and Cornell Capital Partners LP	Filed as an Exhibit to the Company’s Form 8-K dated January 30, 2006, and incorporated by reference herein.
10.5	Security Agreement, dated January 24, 2006, by and between NewGen Technologies, Inc. and Cornell Capital Partners LP	Filed as an Exhibit to the Company’s Form 8-K dated January 30, 2006, and incorporated by reference herein.
10.6	Subsidiary Security Agreement, dated January 24, 2006, by and between Refuel Terminal Operations, Inc. and Cornell Capital Partners LP	Filed as an Exhibit to the Company’s Form 8-K dated January 30, 2006, and incorporated by reference herein.
10.7	Subsidiary Security Agreement, dated January 24, 2006, by and between Refuel America, Inc. and Cornell Capital Partners LP	Filed as an Exhibit to the Company’s Form 8-K dated January 30, 2006, and incorporated by reference herein.
10.8	Subsidiary Security Agreement, dated January 24, 2006, by and between NewGen International, Inc. and Cornell Capital Partners LP	Filed as an Exhibit to the Company’s Form 8-K dated January 30, 2006, and incorporated by reference herein.
10.9	Secured Convertible Debenture, dated March 10, 2006, issued by NewGen Technologies, Inc. to Cornell Capital Partners LP	Filed as an Exhibit to the Company’s Form 8-K dated March 10, 2006, and incorporated by reference herein.

10.10	Secured Convertible Debenture, dated September 18, 2006, issued by NewGen Technologies, Inc. to Cornell Capital Partners LP	Filed as an Exhibit to the Company’s Form 8-K dated September 18, 2006, and incorporated by reference herein.
10.11
Stock Purchase Agreement (the “Appco Stock Purchase Agreement”), dated as of January 16, 2007, by and among Appalachian Oil Company, Inc., James R. MacLean, Sara G. MacLean, The Linda R. MacLean Irrevocable Trust, The Jeffrey H. Benedict Revocable Trust 2005, Refuel America Acquisition Corporation and NewGen Technologies, Inc.
Filed as an Exhibit to the Company’s Form 8-K dated January 17, 2007, and incorporated by reference herein.
10.12	Convertible Unsecured Promissory Note, dated February 15, 2007, issued by NewGen Technologies, Inc. to Noel M. Corcoran.	Filed as an Exhibit to the Company’s Form 8-K dated February 23, 2007, and incorporated by reference herein.
10.13	Addendum No. 2 to the Appco Stock Purchase Agreement, dated as of February 28, 2007.	[Filed herewith as Exbhibit ___.]
10.14	Addendum No. 3 to the Appco Stock Purchase Agreement, dated as of March 2, 2007.	[Filed herewith as Exbhibit ___.]
10.15	Addendum No. 4 to the Appco Stock Purchase Agreement, dated as of March 7, 2007.	[Filed herewith as Exbhibit ___.]
10.16	Addendum No. 5 to the Appco Stock Purchase Agreement, dated as of March 12, 2007.	[Filed herewith as Exbhibit ___.]
10.17	Form of Securities Purchase Agreement, dated March 13, 2007, by and between NewGen and Cornell (without schedules and exhibits).	Filed as an Exhibit to the Company’s Form 8-K dated March 19, 2007, and incorporated by reference herein.
10.18	Form of Secured Convertible Debenture, dated March 13, 2007, issued by NewGen to Cornell Capital Partners, L.P.	Filed as an Exhibit to the Company’s Form 8-K dated March 19, 2007, and incorporated by reference herein.
10.19	Form of Registration Rights Agreement, dated March 13, 2007, by and between NewGen and Cornell Capital Partners, L.P.	Filed as an Exhibit to the Company’s Form 8-K dated March 19, 2007, and incorporated by reference herein.
10.20	Form of Lock Up Agreement, dated March 13, 2007, entered into by certain directors of NewGen	Filed as an Exhibit to the Company’s Form 8-K dated March 19, 2007, and incorporated by reference herein.
10.21	Form of Irrevocable Transfer Agent Instructions, dated March 13, 2007	Filed as an Exhibit to the Company’s Form 8-K dated March 19, 2007, and incorporated by reference herein.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended	Filed herewith as Exhibit 31.1.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended	Filed herewith as Exhibit 31.2.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)	Filed herewith as Exhibit 32.1.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)	Filed herewith as Exhibit 32.2.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our auditors, for professional services rendered for the audit of our consolidated financial statements, condensed consolidated Quarterly Reports on Form 10-QSB and registration statement are shown in the table below.

On December 21, 2006, the Company changed its principal accountant from Weinberg & Associates (the “Predecessor”) to Skoda Minotti & Company (the “Successor”). The Successor principal accountant had performed tax related and other services related to a potential acquisition target.

Our audit committee approves the audit fees and pre-approves any proxy, Form 10-KSB, Form 10-QSB and registration statements, prior to issuance to the public.

	Billed through	Billed through
	March 30, 2007 for	March 30, 2006 for
	Year Ended December 31, 2006	Year Ended December 31, 2005
Audit Fees Predecessor	$237,411	$157,991
Audit Fees Successor	151,307	-
Audit Related	238,812	-
Tax Fees	27,517	-
All Other Fees	-	-

	$655,047	$157,991

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWGEN TECHNOLOGIES, INC.

By:	/s/ S. Bruce Wunner
S. Bruce Wunner
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Michael W. Woods
Michael W. Woods
Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ S. Bruce Wunner S. Bruce Wunner	Interim Chairman and Chief Executive Officer	April 2, 2006
/s/ Ian Williamson Ian Williamson	President and Director	April 2, 2006
/s/ Michael W. Woods Michael W. Woods	Chief Financial Officer	April 2, 2006
/s/ Noel M. Corcoran	Director	April 2, 2006
/s/ Cliff Hazel Cliff Hazel	Director	April 2, 2006
/s/ Scott Deininger Scott Deininger	Director	April 2, 2006
/s/ Michael F. D’Onofrio Michael F. D’Onofrio	Chief Operating Officer and Director	April 2, 2006