Form 10KSB/A
period 2006-12-31
NewGen Technologies, Inc
filed 2007-04-03
CIK 833837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB / A
(Amendment No. 1)

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

NEWGEN TECHNOLOGIES, INC.
(A development stage company)
FORM 10-KSB / A

(Amendment No. 1)

This amendment No. 1 on Form 10-KSB / A (this “”Form 10-KSB / A) amends our Annual Report on Form 10-KSB for the period June 1, 2005 (Inception) through December 31, 2006 as initially filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2007. The amendment is being filed to reflect a correction on the signatures page. Mr. Scott Deininger, a director, did not sign the Form 10-KSB and was inadvertently included as though he did sign it. His signature is being removed at his request.

This Form 10-KSB / A does not reflect events occurring after the filing of the Form 10-KSB on April 2, 2007 or modify or update these disclosures, including exhibits on the Form 10-KSB affected by subsequent events. Information not affected by the adjustments noted above is unchanged and reflects the disclosures made at the time of the original filing of Form 10-KSB on April 2, 2007.

Accordingly, this Form 10-KSB / A should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-KSB including any amendments to those filings.

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

SIGNATURE	TITLE	DATE

/s/ S. Bruce Wunner S. Bruce Wunner	Interim Chairman and Chief Executive Officer	April 3, 2007

/s/ Ian Williamson Ian Williamson	President and Director	April 3, 2007

/s/ Michael W. Woods Michael W. Woods	Chief Financial Officer	April 3, 2007

/s/ Noel M. Corcoran	Director	April 3, 2007

/s/ Cliff Hazel Cliff Hazel	Director	April 3, 2007

/s/ Scott Deininger	Director	April 3, 2007

/s/ Michael F. D’Onofrio Michael F. D’Onofrio	Chief Operating Officer and Director	April 3, 2007