Form 10QSB
period 2007-03-31
NewGen Technologies, Inc
filed 2007-05-17
CIK 833837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly report filed under Section 13 or 15 (d) of the Securities
Exchange Act of 1934 For the Quarterly Period Ended March 31, 2007
or

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

Yes ☐  No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of
May 11, 2007, there were 66,983,213 shares of Common Stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):

Yes ☐      No ☒

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
		Page
Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

a.	Condensed Consolidated Balance Sheet as of March 31, 2007 and 2006 (Unaudited)	1

b.	Condensed Consolidated Statements of Operations and Comprehensive (Loss) for the three months and period ended March 31, 2007 and 2006 and for the period from June 1, 2005 (Inception) to March 31, 2007 (Unaudited)	2

c.	Condensed Consolidated Statement of Changes in Stockholders’ Deficiency for the period from June 1, 2005 (Inception) to March 31, 2007 (Unaudited)	3

d.	Condensed Consolidated Statements of Cash Flows for the three months and period ended March 31, 2007 and 2006 and for the period from June 1, 2005 (Inception) to March 31, 2007 (Unaudited)	6

e.	Notes to Condensed Consolidated Financial Statements as of March 31, 2007 (Unaudited)	7

Item 2. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS		30

Item 3. CONTROLS AND PROCEDURES		47

PART II OTHER INFORMATION		48

Item 1. LEGAL PROCEEDINGS		48

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS		48

Item 3. DEFAULTS ON SENIOR SECURITIES		48

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS		48

Item 5. OTHER INFORMATION		48

Item 6. EXHIBITS AND REPORTS ON 8-K		49

SIGNATURES PAGE		51

CERTIFICATIONS		52

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

NEWGEN TECHNOLOGIES, INC.
(A development stage company)
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

ASSETS	March 31,	March 31,
	2007	2006
CURRENT ASSETS
Cash	$81,773	$612,241
Accounts receivable, net of allowance of $390,821	816,643	-
Unbilled revenue	33,153	-
Deposits	22,914	-
Prepaid assets	395,009	104,827
Pending acquisition costs	1,329,431	-
Deferred debt issuance costs	369,129	295,619
Total Current Assets	3,048,052	1,012,687

Long term deferred debt issuance costs	268,319	541,968
Property, plant and equipment, net of accumulated depreciation of $58,205 in 2007 and $2,025 in 2006	6,949,507	2,042,641
Investment in IPF America	46,823	-
Total Other Assets	7,264,649	2,584,609
TOTAL ASSETS	$10,312,701	$3,597,296

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Notes payable and convertible debentures - related parties net of unamortized discount of $399,865 for 2007 and $-0- for 2006	$3,161,977	$281,500
Notes payable and convertible debentures -non-related net of unamortized discount of $3,722,462 for 2007 and $-0- for 2006	2,341,814	-
Accounts payable and accrued expenses - related parties	1,036,043	701,324
Accounts payable and accrued expenses - non-related	3,520,716	670,738
Total Current Liabilities	10,060,550	1,653,562

LONG TERM LIABILITIES
Convertible debentures - non-related net of unamortized discount of $-0- for 2007 and $2,849,527 for 2006	-	473
Derivative financial instrument liability	7,329,300	4,942,149
Total Long Term Liabilities	7,329,300	4,942,622

TOTAL LIABILITIES	17,389,850	6,596,184

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 66,983,213 shares issued and outstanding 2007 and 38,611,224 in 2006	66,983	38,611
Additional paid-in capital	14,139,230	6,491,026
Common stock subscriptions receivable	-	(2,581)
Deferred equity-based expenses	(161,327)	(1,183,125)
Accumulated other comprehensive income	(9,792)	-
Deficit accumulated during development stage	(21,112,243)	(8,342,819)
TOTAL STOCKHOLDERS' DEFICIENCY	(7,077,149)	(2,998,888)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$10,312,701	$3,597,296

The accompanying notes are an integral part of the consolidated financial statements.

NEWGEN TECHNOLOGIES, INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)

	For the Three Months Ended March 31, 2007	For the Three Months Ended March 31, 2006	For the Period From June 1, 2005 (Inception) to March 31, 2007	For the Period From June 1, 2005 (Inception) to March 31, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$981,548	$-	$1,897,818	$-

Consulting cost of goods and services	333,617	-	572,512	-
Compensation	1,483,405	704,215	7,328,788	2,357,575
Professional services	990,448	605,391	6,268,413	1,972,496
Travel	270,188	221,837	1,467,484	675,545
Marketing	-	105	243,375	241,447
Royalty	62,500	62,500	437,500	187,500
Investor relations	103,431	88,160	615,955	206,864
Write offs and provisions for losses	-	127,383	337,805	235,940
General and administrative expenses	371,681	121,618	1,363,005	284,727
Loss from operations	(2,633,722)	(1,931,209)	(16,737,019)	(6,162,094)

Other income (expenses)
Derivative instrument income (expense)	1,045,508	(2,092,434)	(2,376,842)	(2,092,434)
Other	28,446	-	30,456	-
Interest	(398,934)	(7,130)	(742,095)	(34,362)
Settlements and penalties	(2,083)	-	(544,527)	-
Amortization of deferred debt issuance costs	(321,852)	(47,413)	(727,551)	(47,413)
Bank fees and escrow fees	(6,007)	(553)	(14,665)	(6,516)
Total other income (expenses)	345,078	(2,147,530)	(4,375,224)	(2,180,725)

Loss before provision for income taxes	(2,288,644)	(4,078,739)	(21,112,243)	(8,342,819)

Provision for income taxes	-	-	-	-
Net loss	(2,288,644)	(4,078,739)	(21,112,243)	(8,342,819)
Other comprehensive (loss)
Foreign currency translation adjustments	(1,197)	-	(9,792)
Comprehensive (loss)	$(2,289,841)	$(4,078,739)	$(21,122,035)	$(8,342,819)

Loss per share - basic and diluted	$(0.04)	$(0.11)	$(0.51)	$(0.24)

Weighted average number of common shares outstanding - basic and diluted	64,654,404	37,615,615	41,550,078	35,350,929

The accompanying notes are an integral part of the consolidated financial statements.

NEWGEN TECHNOLOGIES, INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE PERIOD FROM JUNE 1, 2005 (INCEPTION) TO MARCH 31, 2007
(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Common Stock to be issued	Common Stock Subscriptons Receivable	Deferred Equity Based Expenses	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During Development Stage	Total
Balance at June 1, 2005	-	$-	$-	$-	$-	$-	$-	$-	$-

Issuance of shares of common stock to founders in exchange for subscriptions receivable	27,711,000	27,711	(24,940)	-	(2,581)	-	-	-	190

Issuance of shares of common stock in exchange for services and expense reimbursement	424,033	424	211,596	-	-	-	-	-	212,020

Transfer of shares of common stock in a share exchange agreement	3,333,491	3,333	(3,333)	-	-	-	-	-	-

Common stock to be issued for cash (4,225,500 shares)	-	-	-	2,112,750	(25,000)	-	-	-	2,087,750

Common stock to be issued for services and expense reimbursement (1,094,000 shares)	-	-	-	547,000	-	(122,641)	-	-	424,359

Non-cash compensation expense for intrinsic value of options granted in September	-	-	885,000	-	-	(737,500)	-	-	147,500

Issuance of shares of common stock	4,225,500	4,226	2,108,524	(2,112,750)	25,000	-	-	-	25,000

Non-cash compensation expense for intrinsic value of options granted in October	-	-	600,000	-	-	(562,500)	-	-	37,500

Issuance of shares of common stock	1,094,000	1,094	545,906	(547,000)	-	70,727	-	-	70,727

Common stock to be issued for services and expense reimbursement (13,000 shares)	-	-	-	13,000	-	(4,000)	-	-	9,000

Common stock to be issued for cash (265,200 shares)	-	-	-	265,200	-	-	-	-	265,200

Common stock and warrant to be issued in exchange for subscriptions receivable (805,000 shares)	-	-	-	805,000	(805,000)	-	-	-	-

Net loss								(4,264,080)	(4,264,080)

Balance at December 31, 2005	36,788,024	36,788	4,322,753	1,083,200	(807,581)	(1,355,914)	-	(4,264,080)	(984,834)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Continued

NEWGEN TECHNOLOGIES, INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE PERIOD FROM JUNE 1, 2005 (INCEPTION) TO MARCH 31, 2007
(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Common Stock to be issued	Common Stock Subscriptons Receivable	Deferred Equity Based Expenses	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During Development Stage	Total
Balance at January 1, 2006	36,788,024	36,788	4,322,753	1,083,200	(807,581)	(1,355,914)	-	(4,264,080)	(984,834)

Issuance of shares of common stock	1,523,200	1,523	1,521,679	(1,083,200)	805,000	-	-	-	1,245,002

Amortization of compensation expense and services for the three months ended March 31, 2006	-	-	46,894	-	-	172,790	-	-	219,684

Issuance of shares of common stock in exchange for subscriptions in conjunction with issuance of receivable (805,000 shares) convertible debentures	300,000	300	599,700	-	-	-	-	-	600,000

Payment for Shares of common stock previously issued	-	-	-	-	2,581	-	-	-	2,581

Amortization of compensation expense and services for the three months ended June 30, 2006	-	-	42,591	-	-	112,585	-	-	155,176

Cancellation of options granted in 2005	-	-	(160,305)	-	-	160,305	-	-	-

Conversion of Cornell Debenture on August 22, 2006	390,625	391	99,610	-	-	-	-	-	100,001

Amortization of compensation expense and services for the three months ended Sept. 30, 2006	-	-	42,591	-	-	132,970	-	-	175,561

Equity based settlement	562,500	563	224,437	-	-	-	-	-	225,000

Cancellation of options granted in 2005	-	-	(437,500)	-	-	437,500	-	-	-

Non-cash compensation expense for intrinsic value of options on October 6, 2006			672,984						672,984

Conversion of Convertible Debenture on October 11, 2006	416,667	417	49,583	-	-	-	-	-	50,000

Conversion of Convertible Debenture on November 13, 2006	189,394	189	24,811	-	-	-	-	-	25,000

Conversion of Convertible Debenture on November 21, 2006	806,452	806	99,194	-	-	-	-	-	100,000

Conversion of Convertible Debenture on November 24, 2006	806,452	806	99,194	-	-	-	-	-	100,000

Conversion of Convertible Debenture on November 24, 2006	104,667	105	14,895	-	-	-	-	-	15,000

Conversion of Convertible Debenture on December 27, 2006	247,844	248	88,976	-	-	-	-	-	89,224

Conversion of Convertible Debenture on December 12, 2006	13,558,058	13,558	3,104,795	-	-	-	-	-	3,118,353

Conversion of Convertible Debenture on December 12, 2006	4,646,257	4,646	1,063,993	-	-	-	-	-	1,068,639

Amortization of compensation expense and services for the three months ended December 31, 2006	-	-	12,907	-	-	95,469	-	-	108,376

Common stock issued for services on December 21, 2006	1,350,000	1,350	808,650	-	-	-	-	-	810,000

Common stock issued for services on December 21, 2006	500,000	500	299,500	-	-	-	-	-	300,000

FAS 123R valuation adjustment	-	-	(320,382)	-	-	-	-	-	(320,382)

Foreign currency translation gain	-	-	-	-	-	-	(8,595)	-	(8,595)

Net loss	-	-	-	-	-	-	-	(14,559,519)	(14,559,519)

Balance at December 31, 2006	62,190,140	62,190	12,321,550	-	-	(244,295)	(8,595)	(18,823,599)	(6,692,749)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Continued

NEWGEN TECHNOLOGIES, INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE PERIOD FROM JUNE 1, 2005 (INCEPTION) TO MARCH 31, 2007
(UNAUDITED)

	Common Stock		Additional	Common	Common Stock	Deferred Equity	Accumulated Other	Deficit Accumulated During
	Shares	Amount	Paid-In Capital	Stock to be issued	Subscriptons Receivable	Based Expenses	Comprehensive Income (Loss)	Development Stage	Total
Balance at January 1, 2007	62,190,140	62,190	12,321,550	-	-	(244,295)	(8,595)	(18,823,599)	(6,692,749)

Conversion of Convertible Debenture on January 17, 2007	763,359	763	399,237	-	-	-	-	-	400,000

Conversion of Convertible Debenture on January 17, 2007	763,359	763	399,237	-	-	-	-	-	400,000

Conversion of Convertible Debenture on February 20, 2007	367,188	367	234,633	-	-	-	-	-	235,000

Conversion of Warrants on March 1, 2007	2,155,000	2,155	-	-	-	-	-	-	2,155

Conversion of Convertible Debenture on March 5, 2007	56,667	57	33,943						34,000

Conversion of Convertible Debenture on March 5, 2007	666,667	667	399,333						400,000

Conversion of Convertible Debenture on March 9, 2007	20,833	21	12,479						12,500

Non-cash compensation expense for intrinsic value of options on March 26, 2007	-	-	325,911						325,911

Amortization of compensation expense and services for the three months ended March 31, 2007	-	-	12,907	-	-	82,968		-	95,875

Foreign currency translation gain	-	-	-	-	-	-	(1,197)	-	(1,197)

Net loss	-	-	-	-	-	-	-	(2,288,644)	(2,288,644)

Balance at March 31, 2007	66,983,213	$66,983	$14,139,230	$-	$-	$(161,327)	$(9,792)	$(21,112,243)	$(7,077,149)

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWGEN TECHNOLOGIES, INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the Period
	For the Three	For the Three	From June 1, 2005
	Months Ended	Months Ended	(Inception) to
	March 31, 2007	March 31, 2006	March 31, 2007
Cash flows from operating activities:
Net loss	$(2,288,644)	$(4,078,739)	$(21,112,243)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	40,612	405	58,205
Recognition of deferred equity based expense	95,879	24,662	1,470,784
Non-cash compensation expense	325,908	195,021	1,973,508
Accretion of debt discount on convertible debentures	576,698	188	830,101
Amortization of deferred debt issuance costs	321,852	47,413	727,552
(Gain) loss on derivative instruments	(1,045,478)	2,092,434	2,376,872
Amortization of royalty agreement	62,500	-	437,500
Capitalized Interest	(235,123)	-	(413,588)
Non-cash expenses settled in equity	-	-	163,262
Equity based settlement stock issued	-	-	277,714
Allowance for doubtful accounts	4,165	-	4,165
Gain on equity earnings on IPF America	(499)	-	(30,177)

Changes in operating assets and liabilities:
(Increase) in accounts receivable	(408,487)	-	(810,156)
(Increase) in prepaid royalty	-	62,500	(250,000)
(Increase) in prepaid assets and deposits	12,520	(35,959)	234,576
(Increase) in other current assets	69,789	-	(43,805)
Increase in accounts payable
and accrued expenses - related parties	395,297	(266,443)	1,868,775
Increase in accounts payable and accrued expenses - non-related	851,232	305,885	2,292,103
Note payable issued for expenses paid on behalf of the Company
and accrued interest, net of repayments	-	-	281,500

Net cash used in operating activities	(1,221,779)	(1,652,633)	(9,663,352)

Cash flows from investing activities:
Purchases of property, plant and equipment	(68,008)	(1,696,558)	(5,864,494)
Deposit on land and improvements	(250,000)	-	(590,000)
Cash paid for acquisitions	(327,500)	-	(678,567)
Pending acquisition costs	(456,463)	-	(834,973)
Joint venture dissolution	-		(110,000)
Net cash used in investing activities	(1,101,971)	(1,696,558)	(8,078,034)

Cash flows from financing activities:

Proceeds from convertible debentures	2,100,000	2,850,000	10,844,368
Proceeds from notes payable	-	-	4,443,731
Payment of debt issuance costs	(140,000)	(285,000)	(765,000)
Proceeds received for common stock issued to founders	-	-	190
Proceeds received from common stock to be issued	-	1,245,002	2,377,950
Proceeds received for common stock issued	2,156	-	1,249,737
Repayment of notes payable to related parties	-	-	(318,026)

Net cash provided by financing activities	1,962,156	3,810,002	17,832,950

Effect of foreign currency translation on cash	(1,196)	-	(9,791)

Net increase in cash	(362,790)	460,811	81,773

Cash, beginning of period	444,563	151,430	-

Cash, end of period	$81,773	$612,241	$81,773

Non cash investing and financing activities:

Common stock issued for deferred equity based expenses	$-	$-	$910,234

Conversion of debenture into stock	$1,481,500	$-	$479,224

Deposit on land improvements utilized to acquire terminals	$-	$340,000	$340,000

Conversion of note payable and interest into common stock	$-	$-	$4,186,992

Common stock issued with the convertible debentures
and included in deferred debt costs	$-	$-	$600,000

Settlement of debt with issuance of common stock	$-	$-	$225,000

Increase in derivative financial instrument liability with
corresponding increase in discount on convertible debentures	$1,293,300	$-	$6,765,060

Interest paid	$20,916	$-	$27,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWGEN TECHNOLOGIES, INC AND SUBSIDIARES
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2007
(UNAUDITED)
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

(2) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Restatement

On August 29, 2006, the Company restated its financial statements as of and for the three months ended March 31, 2006 and for the period from June 1, 2005 (Inception) to March 31, 2006 to reflect changes in the valuation of our embedded derivative financial instrument liability due to the use of a more comprehensive modeling tool for valuing such complex derivative financial instruments and the identification of other embedded derivative financial instruments. The amounts reported in the accompanying condensed consolidated financial statements for the period from June 1, 2005 (Inception) to March 31, 2007 reflect these restated amounts.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. They do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information refer to the December 31, 2006 consolidated financial statements of NewGen Technologies, Inc., included in the Company’s filing on Form 10-KSB /Amendment No.1 on April 3, 2007.

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

NEWGEN TECHNOLOGIES, INC AND SUBSIDIARES
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2007
(UNAUDITED)

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

On September 2, 2005, the Company formed a joint venture, named Advanced Biotechnologies, LLC, with Advanced Biotechnologies, Inc. for the purpose of blending, processing, storing, distributing and selling biodiesel, biodiesel mixtures and biodiesel byproducts. The Company has a 50% voting interest and a 50% allocation share of Advanced Biotechnologies, LLC’s profits and losses. The Company has contributed capital of $664,571 for initial start up costs to Advanced Biotechnologies, LLC as of March 31, 2007. The Company has concluded that this joint venture is a VIE and accordingly has included this entity in its condensed consolidated statements as of March 31, 2007 and for the period from June 1, 2005 (inception) to March 31, 2007.

On November 8, 2005, the Company formed a joint venture, named PowerSHIFT Biofuels of Iowa, LLC, with PowerSHIFT Energy Company, Inc., for the purpose of conducting the business of manufacturing, processing, storing, marketing, distributing, and selling biodiesel, biodiesel mixtures, and biodiesel byproducts. The Company has a 50% voting interest and a 50% allocation share of PowerSHIFT Biofuels of Iowa, LLC’s profits and losses. The Company has contributed capital of $210,090 for initial start up costs to PowerSHIFT Biofuels of Iowa, LLC as of March 31, 2007. The Company has concluded that this joint venture is a VIE and accordingly has included this entity in its condensed consolidated financial statements as of March 31, 2007 and for the period from June 1, 2005 (inception) to March 31, 2007. The Company currently is in the process of dissolving this joint venture.

On November 8, 2005, the Company formed a joint venture, named PowerSHIFT Biofuels of Hawaii, LLC, with PowerSHIFT Energy Company Inc., for the purpose of conducting the business of manufacturing, processing, storing, marketing, distributing, and selling biodiesel, biodiesel mixtures, and biodiesel byproducts. The Company has a 50% voting interest and a 50% allocation share of PowerSHIFT Biofuels LLC’s profits and losses. As of March 31, 2007, there has been no activity in the joint venture. Therefore, the Company has not advanced any capital for initial start up costs to PowerSHIFT Biofuels of Hawaii, LLC. The Company has concluded that this joint venture is a VIE and accordingly has included this entity in its condensed consolidated financial statements as of March 31, 2007, and for the period from June 1, 2005 (inception) to March 31, 2007. The Company currently is in the process of dissolving this joint venture.

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

NEWGEN TECHNOLOGIES, INC AND SUBSIDIARES
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2007
(UNAUDITED)

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

On November 30, 2005, the Company formed a joint venture named Actanol BioEngineering, LLC, with Actanol Service, Ltd., a provider of alternative energy and biofuel plant solutions, to conduct the business of design, engineering, contracting, building, staffing and managing the feasibility and operational processes of various types of biofuel plants and agro-refineries. On August 15, 2006, the Company increased its ownership interest from 50% voting interest to 60% and from 50% to 60% allocation share of Actanol BioEngineering, LLC’s profits and losses. Additionally, Actanol BioEngineering LLC changed its capital structure from a limited liability company to a corporation. The Company has advanced $1,700,899 for initial start up costs to Actanol BioEngineering, LLC as of March 31, 2007. No additional contributions for working capital were made subsequent to March 31, 2007. The Company has included this entity in its condensed consolidated financial statements as of March 31, 2007, and for the period from June 1, 2005 (inception) to March 31, 2007.

On September 26, 2006 the Company formed a joint venture named NewGen Biofuels Asia Pte Ltd (“NBA”) a company registered in Singapore, with Palmbio Venture Pte Lte, a company registered in Singapore, for the purpose of conducting the business of manufacturing, processing, storing, marketing, distributing, and selling biodiesel, biodiesel mixtures, and biodiesel byproducts. The Company has a 68% voting interest. The Company has no commitments to fund initial start up costs and working capital, however, as of September 30, 2006, the Company has advanced $190,000 in costs prior to creation of NBA. Additional working capital requirements will be treated as shareholder loans. As of March 31, 2007 the total amount recorded as loans to NBA is $309,000. No additional working capital has been loaned to NBA subsequent to March 31, 2007.

Investment in Unconsolidated Entity

The Company accounts for its thirty percent investment in an unconsolidated entity under the equity method of accounting, as the Company does not have any management control over this entity. This investment was recorded initially at cost and subsequently adjusted for equity in net earnings and cash distributions. On August 31, 2006, in conjunction with the acquisition described below, the Company purchased a minority interest in IPF America, Inc., a privately owned engineering consulting firm, for a purchase price of $16,645. Legal and professional fees associated with the purchase of the partnership interest, were expensed.

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

NEWGEN TECHNOLOGIES, INC AND SUBSIDIARES
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2007
(UNAUDITED)

Under the purchase method of accounting, the purchase price for the 2006 Acquisitions was allocated to the acquired companies’ net tangible and intangible assets based on their estimated fair values as of the date of the completion of the respective acquisition. The allocation of the total purchase price is summarized below:

	Purchase Price Allocation	Asset Life In Years
Working capital	(67,707.00)	-
Fixed assets	32,009.00	-
Investment in IPF America	16,645.00	-
Customer relationships	31,623.00	10
Trademarks	42,870.00	20
Goodwil	295,627.00	Indefinite
Net Assets Acquired	351,067.00

Purchase Accounting For Acquisitions

The results of operations of the 2006 Acquisitions are included in the Company’s results of operations beginning after their respective acquisition dates. The following unaudited pro forma information combines the consolidated results of operations of the Company and the companies that it acquired as if the acquisitions had occurred at the beginning of fiscal year 2005:

	Three Months Ended March, 31,		For The Period From June 1, 2005 (Inception) to March 31,
	2007	2006	2007	2006
Revenues	$982,000	$211,000	$3,782,000	$1,252,000
(Loss) from Operations	(2,634,000)	(1,951,000)	(16,832,000)	(6,197,000)
Net (Loss)	(2,289,000)	(4,104,000)	(21,221,000)	(8,375,000)
Per Share - basic and fully diluted	(0.04)	(0.11)	(0.51)	(0.20)

The unaudited pro forma information does not purport to be indicative of the results that would actually have been achieved had the acquisitions occurred as of the date of the periods indicated.

Cash

The Company maintains its cash balances in financial institutions. Balances in the institutions may at times exceed the Federal Deposit Insurance Corporation limits.

Pre-Acquisition Costs

The Company accounts for costs incurred prior to the date of acquisition of a parcel of real property as pre-acquisition costs. Pre-acquisition cots are capitalized if the property was acquired or the acquisition of the property is probable. Capitalized pre-acquisition costs in excess of recoverable amounts are charged to expense.

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

NEWGEN TECHNOLOGIES, INC AND SUBSIDIARES
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2007
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

Loss Per Share

Basic net income (loss) per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed based on the weighted average number of common shares and common stock equivalents outstanding during the period. The exercise of options to purchase 4,740,000 shares and warrants to purchase 6,446,521 common shares; and debt (principal and interest) convertible into an indeterminable number of common shares as of March 31, 2007, (the conversion feature is limitless as the price per share declines, (see Note 12) were not included in the computation of diluted loss per share since the assumed conversion and exercise would be anti-dilutive for all periods presented.

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

NEWGEN TECHNOLOGIES, INC AND SUBSIDIARES
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2007
(UNAUDITED)

Fair Value Of Financial Instruments

At March 31, 2007, the carrying value of the Company’s financial instruments, which include cash, accounts receivable, prepaid assets, accounts payable and accrued expenses for related and non-related parties, and notes payable, approximates their fair value due to the short-term maturity of those instruments. The Company has estimated the fair value of its convertible debentures, excluding the value of any conversion, call or put rights, using a discounted future cash flow analysis. The Company utilized a discount rate commensurate with other entities with similar credit and business risks, in this analysis. The carrying amount and estimated fair value is as follows:

	March 31, 2007
	Carrying Amount	Estimated Fair Value using Discounted Cash Flow Analysis
Convertible Debentures	$5,435,949	$6,291,800

Use of Estimates

In preparing our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts in the financial statements and the accompanying notes. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make.

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

NEWGEN TECHNOLOGIES, INC AND SUBSIDIARES
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2007
(UNAUDITED)

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

NEWGEN TECHNOLOGIES, INC AND SUBSIDIARES
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2007
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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective transition method. As a result, the Company’s net loss before taxes for the three months ended March 31, 2007, is $12,908 higher than if it had continued to account for share based compensation under Accounting Principles Board (“APB”) opinion No. 25. As of March 31, 2007, the Company has $21,513 of unrecognized stock-based compensation cost related to non-vested stock-based compensation that is expected to be recognized over the next twelve months.

The provisions of SFAS 123R require that we make an estimate of our forfeiture rate and adjust the expense that we recognize to reflect the estimated number of options that will go unexercised. Due to our early stage of development as a newly focused company and our limited workforce of 52 employees as of March 31, 2007, including executive officers, we are challenged to develop an appropriate estimate of forfeitures. Based on these circumstances we have opted for a conservative position in that we are estimating forfeitures to be 0% at this time. We will continue to assess this position as our company develops and our workforce expands. When we feel that we have sufficient data on which to base an assumption we will adjust the expense recognized, if necessary.

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

Another award was granted to the chief financial officer on October 10, 2005, the date of employment, for the option to purchase 500,000 shares at $1.00 per share and vesting in accordance with the NQSO Plan. On August 1, 2006, an award for 75,000 shares was granted to a former executive officer as part of a settlement plan (see Note 12, Contingencies) and on September 29, 2006 one of the grantees forfeited his award of 500,000 shares. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

2005
Risk free interest rate	3.94%
Volatility factor	185.50%
Term in years	5.00
Expected dividend yield	-

NEWGEN TECHNOLOGIES, INC AND SUBSIDIARES
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2007
(UNAUDITED)

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

On March 27, 2007, 500,000 options, not part of the Company’s NQSO plan, were granted to a director. These options vest immediately and are exercisable at $1.00 per shares exercisable over a period of ten years. The fair value of these options was estimated at the date of grant to be $325,911 using the Black-Scholes option pricing model with the following assumptions:

2007
Risk free interest rate	4.64%
Volatility factor	128.00%
Term in years	10
Expected dividend yield	-

The weighted average fair value of options and warrants granted during 2005 is estimated to be $2.62 and $0.60, respectively, and the weighted average fair value of options and warrants granted during 2006 is estimated to be $0.33 and $0.52.

NEWGEN TECHNOLOGIES, INC AND SUBSIDIARES
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2007
(UNAUDITED)

The Company has reserved shares of its authorized but un-issued common stock for the following:
	Stock Options Weighted Average Exercise Price		Warrants Weighted Average Exercise Price
	Shares	Per Share	Shares	Per Share	Total	Exercisable
Balance at 06/01/2005 (Inception):	-	-	-	-	-	-

Granted	800,000	$0.81	2,395,000	$0.30	3,195,000	2,395,000
Excercised	-		-		-
Expired	-		-		-
Forfeited	-		-		-
Balance at 12/31/2005:	800,000	$0.81	2,395,000	$0.30	3,195,000	2,395,000

Granted	-		4,891,304	$0.23	4,891,304	4,891,304
Excercised	-		-		-
Expired	-		-		-
Forfeited	(75,000)	(0.50)	-		(75,000)
Balance at 06/30/2006:	725,000	$0.84	7,286,304	$0.25	8,011,304	7,286,304

Granted	75,000	$0.50	-		75,000	75,000
Excercised	-		-		-
Expired	-		-		-
Forfeited	(500,000)	$1.00	-		(500,000)
Balance at 09/30/2006	300,000	$0.50	7,286,304	$0.25	7,586,304	7,361,304

Granted	3,940,000	$0.25	1,315,217	$0.23	5,255,217	5,255,217
Excercised
Expired
Forfeited
Balance at 12/31/2006	4,240,000	$0.96	8,601,521	$0.25	12,841,521	12,616,521

Granted	500,000	$1.00			500,000	500,000
Excercised			(2,155,000)	$0.001	(2,155,000)	(2,155,000)
Expired
Forfeited
Balance at 03/31/2007	4,740,000	$0.97	6,446,521	$0.33	11,186,521	10,961,521

The following table summarizes information concerning options and warrants outstanding and excercisable at March 31, 2007:

		Options Outstanding		Options Exercisable
	Weighted	Number	Weighted	Number	Weighted
	Average	of	Average Exercise	of	Average Exercise
Range of Exercise Prices	Remaining Life	Options	Price Per Share	Options	Price Per Share
$ 0.50	10.50	225,000	$0.50
$ 0.50	1.83	75,000	$0.50	75,000	$0.50
$ 1.00	9.50	3,940,000	$1.00	3,940,000	$1.00
$ 1.00	10.00	500,000	$1.00	500,000	$1.00
$.50 - 1.00	9.48	4,740,000	$0.96	4,515,000	$0.99

		Warrants Outstanding		Warrants Exercisable
	Weighted	Number	Weighted	Number	Weighted
	Average	of	Average Exercise	of	Average Exercise
Range of Exercise Prices	Remaining Life	Warrants	Price Per Share	Warrants	Price Per Share
$ 0.50	1.83	4,891,304	$0.23	4,891,304	$0.23
$ 0.23	2.67	815,217	$0.23	815,217	$0.23
$ 0.25	2.67	500,000	$0.25	500,000	$0.25
$ 1.50	4.25	140,000	$1.50	140,000	$1.50
$ 5.00	3.83	100,000	$5.00	100,000	$5.00
$0.001 - 5.00	2.07	6,446,521	$0.33	6,446,521	$0.54

NEWGEN TECHNOLOGIES, INC AND SUBSIDIARES
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2007
(UNAUDITED)

Reclassifications

Certain amounts in the 2006 condensed consolidated financial statements have been reclassified to conform to the current year presentation. Reclassifications include: “general and administrative expenses” which is now reported in the separate line items of compensation, professional services, travel, marketing, royalty, investor relations, and provision for loss on advances to joint ventures. These reclassifications did not impact the Company’s reported loss from operations.

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

These financial statements are presented in U.S. dollars. Translation of balance sheet data from Euros’ to U.S. dollars is made at the exchange rate on the balance sheet date (1 Euro equals U.S. dollar $0.75). Translation of operating statement and cash flow amounts is made at the average exchange rate for the period (1 Euro equals U.S. dollar $.76341) Translation gains and losses are recognized within “other comprehensive loss” on the balance sheet.

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

NEWGEN TECHNOLOGIES, INC AND SUBSIDIARES
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2007
(UNAUDITED)

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159), which permits an entity to measure certain financial assets and financial liabilities at fair value. Pursuant to SFAS No. 159, entities that elect the fair value alternative will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value alternative may be elected on an instrument-by-instrument basis, with a few exceptions, as long as it is applied to the instrument in its entirety. The fair value alternative election is irrevocable, unless a new election date occurs. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (1) makes that choice in the first 120 days of that fiscal year, (2) has not yet issued financial statements, and (3) elects to apply the provisions of SFAS No. 157, Fair Value Measurements. We are evaluating the provisions of SFAS No. 159 to determine the potential impact, if any, the adoption will have on our consolidated financial statements.

(3) PREPAID ASSETS

The following table represents the prepaid asset balance as of March 31, 2007.

Description	Amount
APPCO Deposit	$250,000
Deferred Royalty	62,499
Prepaid Insurance	53,441
Prepaid Directors Fees	21,000
Other	8,069
$395,009

On January 16, 2007 the Company entered into a stock purchase agreement with APPCO and the stock holders of APPCO, (the “sellers”). On March 13, 2007 the Company paid to the “sellers” a $250,000 non-refundable good faith deposit. The good faith deposit will be applied to the at the closing as a prepaid credit toward the Company’s obligation to pay the purchase price.

(4) DEFERRED DEBT ISSUANCE COSTS

On January, 24, 2006, March 14, 2006, September 15, 2006, December 11, 2006, and March 13, 2007 in conjunction with the issuance of 10% convertible debentures (See Note 12), the Company paid debt issuance costs in the amount of $220,000, $65,000, $215,000, $125,000 and $140,000 respectively, to the lender. In addition, the Company issued 300,000 shares of its common stock to the lender as part of the January 24, 2006 convertible debentures. These shares had a fair value of approximately $600,000 at the date of grant. These debt issuance costs have been deferred and are being amortized using the straight-line method over the term of the convertible debenture. The convertible debentures have a three-year term, except for the December 11, 2006 debenture, which has a two-month term and the March 13, 2007 debenture, which has a 24 month term. As of March 31, 2007, $637,448 remains deferred with a current portion of $369,129.

(5) PROPERTY, PLANT AND EQUIPMENT

On January 24, 2006, the Company closed on a contract of sale, as amended, pursuant to which the Company purchased three parcels of land along with fuel terminals located on such properties for a purchase price of $1,700,000 for all three parcels. The terminals, with a total storage capacity of over 10 million gallons, and an annual throughput capacity of more than 500 million gallons, will be used for the distribution and storage of alternative fuels, including biodiesel and ethanol blends, as well as traditional hydrocarbons. In February 2006, the Company began the process of assessing the refurbishment of these fuel terminals (See Note 12 regarding refurbishment commitments and agreements).

NEWGEN TECHNOLOGIES, INC AND SUBSIDIARES
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2007
(UNAUDITED)

On February 20, 2007 the Company completed the purchase of the Ashland Inc. property located at 75 Pineridge Drive, located in the city of Spartanburg, of Spartanburg County, South Carolina. Total consideration provided was $327,500.

In addition, the Company purchased property, plant and equipment consisted of the following as of March 31, 2007:

Total
Terminal improvements	$4,411,128
Terminals	1,700,000
Joint venture bio-diesel plant	373,055
Goodwill and intangibles	383,892
Equipment	139,637
7,007,712
Less accumulated depreciation	(58,205)
$6,949,507

Depreciation expense on office equipment for the period from inception to the period ended March 31, 2007 and 2006 was $46,113 and $-0-, respectively. During the three months ended March 31, 2007 and 2006, we capitalized approximately $235,123 and $-0-, respectively, of interest related to terminal refurbishment.

(6) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

For the period from June 1, 2005 (inception) to March 31, 2007, various officers and directors of the Company agreed to defer a portion of their salaries payable until such time as adequate funds have been received by the Company. The amount deferred as of March 31, 2007 was $339,020, which is included in accounts payable and accrued expenses - related parties (See Note 12). Accounts payable and accrued expenses consisted of the following as of March 31, 2007:

	Related	Non-related
Accounts payable	$431,041	$2,420,391
Accrued expenses	605,002	1,100,325

Total	$1,036,043	$3,520,716

(7) NOTES PAYABLE

The Company’s wholly-owned subsidiary, Refuel, executed a promissory note on June 30, 2005 with John King, former Executive Director, in the amount of $316,500 (See Note 12). As of June 30, 2006, the unsecured note had a remaining principal balance of $281,500 and accrued interest of $13,959, which is included in accounts payable and accrued expenses-related parties. The unsecured note bears interest at 10% per annum with an original due date of December 1, 2005, that was extended to January 15, 2006. As of June 30, 2006 the note had not been paid off and was in default. On May 24, 2006, the Company was served with a complaint filed against the Company; however there are no adverse covenants relating to this note payable. On August 1, 2006 the Company reached a settlement in the action entitled John King v. NewGen Technologies, Inc. and Refuel America, Inc. The action was filed in the US District Court for the Western District of North Carolina. The settlement agreement included an option grant of 75,000 shares exercisable at $0.50 per share for a period of 30 months and two 12% convertible unsecured promissory notes (“Settlement Convertible Debentures”) effective August 1, 2006 in the amounts of $317,794 and $357,206 (See Note 12). As a result of the settlement, accrued expenses-related parties and notes payable were reduced by a total of $638,636. In addition, settlement expense increased by $36,364.

On April 26, 2006, the Company entered into an unsecured short-term promissory note with a director in the amount of $420,000 at an interest rate of 10% for working capital purposes. Principal and interest were originally due October 26, 2006 and have been extended for another six months to April 25, 2007. As of March 31, 2007 this note had a principal balance and accrued interest of $67,474 and $23,167 respectively.

NEWGEN TECHNOLOGIES, INC AND SUBSIDIARES
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2007
(UNAUDITED)

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

On June 12, 2006, the Company received an unsecured loan in the amount of $1,000,000 from Indexia Holdings Limited (“Indexia”). There is no written agreement between the parties and a note has not been executed, however the Company and Indexia orally agreed that the principal of the loan will be due and payable on December 12, 2006, along with interest of 10% per annum. On December 12, 2006 the principal balance of $1,000,000 and interest of $50,137 was converted into company shares (See Note 13).

On August 8, 2006, the Company entered into an unsecured short-term promissory note with a director in the amount of $500,000 at an interest rate of 10% for working capital purposes. Principal and interest are due February 8, 2007. On December 12, 2006 the principal balance of $500,000 and interest of $17,808 was converted into company shares (See Note 13).

On August 24, 2006, the Company entered into an unsecured short-term promissory note with a director in the amount of $500,000 at an interest rate of 10% for working capital purposes. Principal and interest are due February 24, 2007. On December 12, 2006 the principal and interest of $15,068 was converted into company shares (See Note 13).

On August 31, 2006, the Company entered into an unsecured short-term promissory note with a director in the amount of $600,000 at an interest rate of 10% for working capital purposes. Principal and interest are due March 3, 2007. On December 12, 2006 the principal balance of $600,000 and interest of $16,932 was converted into company shares (See Note 13)..

On August 31, 2006, the Company entered into an unsecured short-term promissory note with a director in the amount of $671,230 at an interest rate of 10% for working capital purposes. Principal and interest are due March 3, 2007. On December 12, 2006 the principal balance of $671,230 and interest of $20,229 was converted into company shares (See Note 13).

On December 12, $4,023,730 of the short term promissory note’s were repaid with shares of common stock of the Company. The following table summarizes the dates funds were received, the interest accrued and the total number of shares issued to satisfy the outstanding principal and accrued interest balance.

Date	Amount	Interest	Shares
05/17/06	$752,500	$43,088	3,459,080
06/12/06	1,017,500	50,137	4,641,900
08/08/06	500,000	17,808	2,251,340
08/24/06	500,000	15,068	2,239,428
08/31/06	600,000	16,932	2,682,311
08/31/06	653,730	20,229	2,930,256
	$4,023,730	$163,262	18,204,315

NEWGEN TECHNOLOGIES, INC AND SUBSIDIARES
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2007
(UNAUDITED)

 (8) COMMITMENTS AND CONTINGENCIES

Operating Leases

The company leases office facilities, data processing, and other equipment under a combination of non-cancelable and cancelable operating lease which expire at various dates through 2011. Rent expense totaled $78,044 and $23,323 for the three months ended March 31, 2007 and 2006 respectively.

Future minimum rental payments for operating leases with initial or remaining terms in excess of one year are as follows:

Year Ending December 31:
2008	326,132
2009	158,334
2010	158,334
2011	2,802
2012	-
$645,602

Commitments

The Company has entered into three separate five-year management services contracts (commencing on October 1, 2005, November 1, 2005 and April 1, 2006) for management of three fuel terminals (storage tanks, piping and racks for dispensing) for $8,333 per month each. From June 1, 2005 (Inception) to March 31, 2007, the Company has incurred $394,167 in terminal management services.

In the first quarter 2006, the Company entered into various agreements with an engineering consultant and contractors for approximately $3,650,000 for refurbishment of its newly purchased fuel terminals located in Charlotte, NC, Spartanburg SC and Columbus GA, of which the Company has paid approximately, $3,157,000, as of March 31, 2007. The Company expects to enter into additional agreements with the engineering consultant and contractors to bring the terminals into proper working order. The Company anticipates an additional $1,684,000 will be required to complete the refurbishment of the Charlotte terminal and an additional $9,500,000, to $10,500,000 to complete the remaining terminals. The Company anticipates the Charlotte terminal will begin operations within the third quarter of 2007 with Spartanburg and Columbus to follow at the end of the second half of 2007 and first half of 2008, respectively. The fourth terminal in Spartanburg is estimated to become operational in the second half of 2008.

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

NEWGEN TECHNOLOGIES, INC AND SUBSIDIARES
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2007
(UNAUDITED)

(9) INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at March 31, 2007 are presented below:

March 31, 2007
Deferred income tax assets:
Net operating loss carry forwards	$5,330,326

Deferred income tax liabilities:	-
5,330,326
Valuation allowance	(5,330,326)
Net deferred tax assets	$-

As of March 31, 2007, the Company has a net operating loss carry forward for Federal income tax purposes in the amount of $5,330,326, which expires in 2025. The Company has recorded a valuation allowance of $5,330,326 as of March 31, 2007. The valuation allowance was recorded due to the doubt surrounding the Company’s ability to utilize the deferred tax asset.

March 31, 2007
Tax (benefit) at U.S. federal statutory rate of 34%	$(5,330,326)
Valuation allowance	5,330,326
Tax expense (benefit)	$-

(10) CONVERTIBLE DEBENTURES

On January 24, 2006, the Company consummated a securities purchase agreement (the “Purchase Agreement”) providing for the sale of its Convertible Debentures in the aggregate principal amount of $5,000,000, of which $2,200,000 was advanced immediately, $650,000 was advanced on March 14, 2006, and the remaining $2,150,000 was advanced on September 19, 2006 two days before the Company’s Registration Statement on Form SB-2 was declared effective by the Securities & Exchange Commission on September 21, 2006. As agreed to in the Purchase Agreement, the Registration Statement was to be declared effective by May 11, 2006 and was extended to June 19, 2006. However, the Company was contractually obligated to pay liquidated damages from this date to the effective deadline date September 15, 2006. As such, $171,000 was reduced from the loan proceeds received. The above debentures are currently in default due to non-payment of another debenture not paid on its maturity date. The Convertible Debentures holders may convert, at any time, the principal amount outstanding into shares of Common Stock, at a conversion price per share equal to the lesser of (i) $1.00, or (ii) eighty percent (80%) of the lowest closing bid price for the Company’s Common Stock during the five trading days immediately preceding the conversion date, subject to adjustment. The non-payment of principal and interest at the maturity date of the other convertible debentures noted below has caused these debentures to be in default.

On January 24, 2006, in connection with the sale of $2,200,000 of 10% Secured Convertible Debentures, the Company issued 300,000 shares of the Company’s Common Stock. Also, as part of the same transaction, the Company also issued a warrant for the purchase of 1,125,000 shares of the Company’s Common Stock at an exercise price of $1.00 per share. The agreement allows for the increase in shares to match $1,125,000 if the Company sells shares at a price below $1.00 per share. The warrant expires in three years. Due to a settlement agreement dated August 1, 2006, with a former executive director and payment of notes in shares to a director on December 12, 2006 at $.23 per share (Note 12), whereby shares were issued at $0.50 and $0.23 respectively, triggering the ratchet provision of the warrant noted below. The warrant has now been increased to 4,891,304 and the exercise price decreased to $0.23 per share. The expiration date remains three years.

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

NEWGEN TECHNOLOGIES, INC AND SUBSIDIARES
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2007
(UNAUDITED)

The conversion price of the Convertible Debentures may also be adjusted in certain circumstances, such as if the Company pays a stock dividend, subdivides or combines outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution. Also, if we issue shares of common stock at a price below $0.23 per share, the fixed conversion price of the warrants will be reduced accordingly (the ratchet provision). As a result, the secured Convertible Debentures are not considered to be "conventional convertible debt, convertible into a fixed number of shares" as that term is used in EITF Issue 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company's Own Stock."

The warrant for the purchase of 4,891,304 shares of common stock was valued using the Black-Scholes option pricing model. Because of the potential penalties we may have to pay under the Registration Rights Agreement, this warrant has been recorded as a derivative instrument liability rather than as equity. This derivative instrument liability was initially recorded at its fair value and it is adjusted to fair value (using the Black-Scholes option pricing model) at the end of each reporting period with any changes in the fair value charged or credited to income in the period of change.

On August 1, 2006 the Company reached a settlement with a former executive director. The settlement agreement included options for 75,000 shares exercisable over the next 30 months and two 12% convertible unsecured promissory notes effective August 1, 2006 in the amounts of $317,794 and $357,206 (See Notes 7and 10). These settlement debentures are convertible at a fixed price of $0.50 per share. Due to the non-payment of principal and interest at the maturity date of the December 7, 2006 convertible debentures and the lack of payment of interest subsequent to March 31, 2007 on this convertible settlement debenture, this note is in default.

On December 7, 2006, the Company entered into a $1,100,000 secured convertible debenture agreement with interest to accrue on the outstanding principal balance at an annual rate equal to ten percent (10%) with a third party lender and a warrant to purchase 815,217 shares of the Company’s stock. The Company’s obligations under the December 7, 2006 Purchase Agreement are secured by substantially all of the Company’s assets. In addition, certain executive officers and directors of the Company have granted the holders a security interest in a portion of shares of the Company’s common stock held by such officers and directors. The December 7, 2007 debenture is due January 6, 2007. On January 11, 2007 the due date of the December 7, 2006 debenture was extended to February 6, 2007. This note is in default. The Company is currently in the process of extending this note.

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

On December 20, 2006, the Company entered into an unsecured convertible debenture with a director in the amount of $2,644,400 at an interest rate of 10% for working capital purposes. Principal and interest are due June 20, 2007. The Company may, without premium or other prepayment penalty, prepay all or a portion of the outstanding principal of the December 20, debenture. A portion or all the amounts of principle and interest due and outstanding on the December 20, 2006 debenture is convertible into shares of the Company’s common stock at any time at a price the lesser of (i) 80% of the average three (3) day trading price of the Common Stock during the three trading days immediately prior to the date of such election or (ii) $0.25 per share. Provided written notice, the Company may, without premium or other prepayment penalty, prepay all or a portion of the outstanding principal of the December 20, 2006 debenture. Following the date of the notice of prepayment, the Holder shall have a period of fifteen (15) calendar days to exercise the conversion rights provided.

On February 15, 2007, the Company entered into an unsecured convertible debenture with a director in the amount of $850,000 at an interest rate of 10% for working capital purposes. Principal and interest are due May 15, 2007. The Company may, without premium or other prepayment penalty, prepay all or a portion of the outstanding principal of the February 15, 2007 debenture. A portion or all the amounts of principle and interest due and outstanding on the February 15, 2006 debenture is convertible into shares of the Company’s common stock at any time at a price the lesser of (i) 80% of the average three (3) day trading price of the Common Stock during the three trading days immediately prior to the date of such election or (ii) $0.25 per share. Provided written notice, the Company may, without premium or other prepayment penalty, prepay all or a portion of the outstanding principal of the December 20th debenture. Following the date of the notice of prepayment, the Holder shall have a period of fifteen (15) calendar days to exercise the conversion rights provided.

NEWGEN TECHNOLOGIES, INC AND SUBSIDIARES
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2007
(UNAUDITED)

On March 14, 2007, the Company entered into a $1,250,000 secured convertible debenture agreement with interest to accrue on the outstanding principal balance at an annual rate equal to ten percent (10%) with a third party lender. The Company’s obligations under the March 14, 2007 Purchase Agreement are secured by substantially all of the Company’s assets. In addition, certain executive officers and directors of the Company have granted the holders a security interest in a portion of shares of the Company’s common stock held by such officers and directors. The March 14, 2007, debenture is due March 14, 2009, and currently is in default due to the non-payment of the principal and interest at the date of maturity of the December 7, 2006 debenture.

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

NEWGEN TECHNOLOGIES, INC AND SUBSIDIARES
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2007
(UNAUDITED)

At March 31, 2007, the following amounts were outstanding under the Convertible Debentures. See Note 12 for information on the derivative instrument liabilities related to the warrant issued and the bifurcated embedded derivative instruments related to the accompanying Convertible Debentures.

Original face value	$11,519,000
Less: Conversions	(1,960,724)
Face value, net of conversion at March 31, 2007	9,558,276
Less: unamortized debt discount	(4,122,327)
Balance at March 31, 2007	$5,435,949

Principal payments are as follows, for the fiscal years ending December 31:

2007	$9,558,276
2008	-
2009	-
2010	-
2011	-
Total	$9,558,276

(11) DERIVATIVE FINANCIAL INSTRUMENT LIABILITIES

We use the Black-Scholes option pricing model to value warrants, and the binomial method to value embedded conversion option components of any bifurcated embedded derivative instruments that are recorded as derivative liabilities. See Note 12 related to embedded derivative instruments that have been bifurcated from our Convertible Debentures.

In valuing the warrants and the bifurcated derivative liability instruments, at the time they were issued and at March 31, 2007, we used the market price of our common stock on the date of valuation, an expected dividend yield of 0% and the remaining period to the expiration date of the warrants or repayment date of the convertible debt instrument. The warrant and conversion option can be exercised by the holder at any time.

The volatility factor used was approximately 100% and the risk-free rate of return used was 4.66%, based on constant maturity rates, applicable to the remaining life of the warrants and debentures. In addition a discount was used to account for the lack of marketability of the Company’s stock due to the current thinly trading share volume.

NEWGEN TECHNOLOGIES, INC AND SUBSIDIARES
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2007
(UNAUDITED)

At March 31, 2007, the following derivative liabilities related to common stock warrant and embedded derivative instruments were outstanding (See Note 12):

			Exercise
			Price Per	Fair Market
	Expiration		Share as of	Value at
Issue Date	Date	Instrument	03/31/07	03/31/07

01/24/06	01/23/09	4,891,304 Warrants	$0.23	$657,500
12/07/06	12/07/09	815,217 Warrants	$0.23	$343,400

Fair market value of freestanding derivative instrument liabilities for warrants				$1,000,900

			Exercise	Face
			Price Per	Value at	Fair Market
	Expiration		Share as of	Issuance,	Value at
Issue Date	Date	Instrument	03/31/07	Net Conversions	03/31/07

01/24/06	01/23/09	Convertible Debenture Tranch 1	$0.54	$2,100,000	$1,686,200
03/14/06	03/13/09	Convertible Debenture Tranch 2	$0.54	$203,500	169,700
09/15/06	09/15/09	Convertible Debenture Tranch 3	$0.54	$735,776	675,200
12/07/06	12/07/09	Convertible Debenture Tranch 4	$0.25	$1,100,000	1,539,400
03/14/07	03/14/09	Convertible Debenture Tranch 5	$0.54	$1,250,000	1,072,200
08/01/06	01/31/08	Settlement Convertible Debenture	$0.50	$675,000	363,000
12/20/06	06/20/07	Convertible Debenture Director	$0.71	$2,644,400	582,800
02/15/07	05/15/07	Convertible Debenture Director	$0.71	$850,000	203,300

Fair market value of bifurcated embedded derivative instrument liabilities, as noted above					6,291,800

Total derivative financial instruments					$7,292,700

Our obligation to issue shares upon conversion of our convertible debenture is essentially limitless since conversion is at the lower of $1.00 or 80% of the lowest closing bid price for the common stock for the 5 trading days before but not including the conversion date. Accordingly, the number of shares of common stock issuable upon conversion of our secured convertible notes will increase if the market price of our stock declines, which will cause dilution to our existing stockholders. The following is an example of the amount of shares of our common stock that were issuable as of March 31, 2007, upon conversion of the secured convertible notes (excluding accrued interest), based on market prices 25%, 50% and 75% below the market price of $0.72.

Effect on shares issuable from convertible debentures as a result from declining market prices
% Below Market	Price Per Share	Number of Shares Issuable	% of Outstanding Stock
25%	0.54	23,957,741	35.77%
50%	0.36	28,947,811	43.22%
75%	0.18	49,353,756	73.68%

NEWGEN TECHNOLOGIES, INC AND SUBSIDIARES
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2007
(UNAUDITED)

(12) STOCKHOLDERS’ DEFICIENCY

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

On September 9, 2005, the Company issued to four employees options to purchase 300,000 shares at $0.50 per share, having an intrinsic value of $885,000. In 2006, one employee forfeited his options with an intrinsic value of $133,672. There are now 225,000 shares that vest over a two year period, having an intrinsic value of $299,609 of which $161,327 remains deferred as of March 31, 2007. The excess of the fair market value over the intrinsic value of $137,683 had been amortized on a pro forma basis per SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123”. However, with the adoption of SFAS 123 (R) “Share Based Payment” this amount is now being expensed. The additional amount expensed in 2007 was $12,908 and $21,513 remains unamortized as of March 31, 2007.

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

NEWGEN TECHNOLOGIES, INC AND SUBSIDIARES
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2007
(UNAUDITED)

During the nine months ended 2006, the Company sold and issued 440,000 shares of Common Stock to various individuals and a mutual fund at $1.00 per share for cash proceeds of $440,000 and received $807,583 from subscriptions receivable on common stock sold in 2005.

On January 24, 2006, the Company issued 300,000 common shares having a fair market value of $600,000 in conjunction with sale of its Convertible Debentures (See Note 12).

On August 1, 2006, as part of a settlement agreement with a former executive director, the Company issued 75,000 fully vested options at an exercise price of $0.50 per share having an expiration date of January 15, 2009.

On August 22, 2006, $100,000 of the Company’s Convertible Debentures (See Note 12) were converted into 390,625 shares at a per share price of $0.256, which is calculated at the lower of $1.00 or 80% of the previous five day bid price of $0.32.

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

On October 11, 2006, $50,000 of the Company’s Convertible Debentures (See Note 12) were converted into 416,667 shares at a per share price of $0.12, which is calculated at the lower of $1.00 or 80% of the previous five day bid price of $0.15.

On November 13, 2006, $25,000 of the Company’s Convertible Debentures (See Note 12) were converted into 189,394 shares at a per share price of $0.132, which is calculated at the lower of $1.00 or 80% of the previous five day bid price of $0.165.

On November 21, 2006, $100,000 of the Company’s Convertible Debentures (See Note 12) were converted into 806,452 shares at a per share price of $0.124, which is calculated at the lower of $1.00 or 80% of the previous five day bid price of $0.155.

On November 22, 2006, $100,000 of the Company’s Convertible Debentures (See Note 12) were converted into 806,452 shares at a per share price of $0.124, which is calculated at the lower of $1.00 or 80% of the previous five day bid price of $0.155.

On November 29, 2006, $15,000 of the Company’s Convertible Debentures (See Note 12) were converted into 104,667 shares at a per share price of $0.144, which is calculated at the lower of $1.00 or 80% of the previous five day bid price of $0.18.

On December 12, 2006 $3,006,230 of the Company’s notes Payable and $112,123 (See Note 12) of accrued interest was repaid with 13,558,058 shares at a per share price of $.23 which is calculated at a rate equal to the lesser of (i) 80% of the average three (3) day trading price of the Common Stock (on the OTC-BB or other exchange on which the Common Stock is then trading) during the three trading days immediately prior to the date of such election or (ii) $0.25 per share.

On December 12, 2006 $1,017,500 of the Company’s notes payable and $51,139 (See Note 12) of accrued interest was repaid with 4,646,257 shares at a per share price of $.23 which is calculated at a rate equal to the lesser of (i) 80% of the average three (3) day trading price of the Common Stock (on the OTC-BB or other exchange on which the Common Stock is then trading) during the three trading days immediately prior to the date of such election or (ii) $0.25 per share.

On December 21, 2006, the Company issued 500,000 and 1,350,000 of common stock to two individuals in exchange for consulting services received.

NEWGEN TECHNOLOGIES, INC AND SUBSIDIARES
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2007
(UNAUDITED)
On December 27, 2006, $89,224 of the Company’s Convertible Debentures (See Note 12) were converted into 247,844 shares at a per share price of $.36, which is calculated at the lower of $1.00 or 80% of the previous five day bid price of $0.45.

On January 17, 2007 $800,000 of the Company’s Convertible Debentures (See Note 12) were converted into 1,526,718 shares at a per share price of $0.524, which is calculated at the lower of $1.00 or 80% of the previous five day bid price of $0.655.

On February 20, 2007, $235,000 of the Company’s Convertible Debentures (See Note 12) were converted into 367,188 shares at a per share price of $0.64, which is calculated at the lower of $1.00 or 80% of the previous five day bid price of $0.80.

On March 5, 2007, $434,000 of the Company’s Convertible Debentures (See Note 12) were converted into 723,334 shares at a per share price of $0.60, which is calculated at the lower of $1.00 or 80% of the previous five day bid price of $0.75.

On March 9, 2007, $12,500 of the Company’s Convertible Debentures (See Note 12) were converted into 20,833 shares at a per share price of $0.60, which is calculated at the lower of $1.00 or 80% of the previous five day bid price of $0.75.

On February 28, 2007, the warrant dated August 1, 2005, for 2,155,000 shares of stock was exercised. The warrants exercised had a par value per share of $.001.

On March 27, 2006, the Company issued options to purchase 500,000 shares at $1.00 per share with immediate vesting, to a director. These options expire in ten years. The fair value of these options was estimated at the date of grant to be $325,910 using the Black-Scholes option pricing model. The Company used the same assumptions as noted for the October 6, 2006 options grant date. In addition the Company has authorized various options and warrants to be issued upon the completion of the APPCO acquisition to various directors, employees and other third parties involved with the transaction.

(13) RELATED PARTY TRANSACTIONS

Various officers and directors of the Company agreed to defer a portion of their salaries, payable, until such time as adequate funds have been received by the Company. The amount deferred as of March 31, 2007 was $347,895, which is included in accounts payable and accrued expenses - related parties (See Note 12).

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

On April 26, 2006, the Company entered into an unsecured short-term promissory note with a director in the amount of $420,000 at an interest rate of 10% for working capital purposes. Principal and interest were originally due October 26, 2006 and have been extended for another six months to April 25, 2007. As of March 31, 2007 this note had a principal balance and accrued interest of $67,474 and $23,167 respectively.

NEWGEN TECHNOLOGIES, INC AND SUBSIDIARES
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2007
(UNAUDITED)

On May 17, 2006, the Company entered into an unsecured short-term promissory note with a director in the amount of $752,500 at an interest rate of 10% for working capital purposes. Principal and interest were originally due November 17, 2006 and have been extended for another six months to May 16, 2007. On December 12, 2006 the principal balance of $752,500 and interest of $43,088 was converted into company shares, see Note 12.

On June 12, 2006, the Company received an unsecured loan in the amount of $1,000,000 from Indexia Holdings Limited (“Indexia”). There is no written agreement between the parties and a note has not been executed, however the Company and Indexia have orally agreed that the principal of the loan will be due and payable on December 12, 2006, along with interest of 10% per annum. On December 12, 2006 the principal balance of $1,000,000 and interest of $50,137 was converted into company shares, see Note 12.

On August 8, 2006, the Company entered into an unsecured short-term promissory note with a director in the amount of $500,000 at an interest rate of 10% for working capital purposes. Principal and interest are due February 8, 2007. On December 12, 2006 the principal balance of $500,000 and interest of $17,808 was converted into company shares, see Note 12.

On August 24, 2006, the Company entered into an unsecured short-term promissory note with a director in the amount of $500,000 at an interest rate of 10% for working capital purposes. Principal and interest are due February 24, 2007. On December 12, 2006 the principal and interest of $15,068 was converted into company shares, see Note 12.

On August 31, 2006, the Company entered into an unsecured short-term promissory note with a director in the amount of $600,000 at an interest rate of 10% for working capital purposes. Principal and interest are due March 3, 2007. On December 12, 2006 the principal balance of $600,000 and interest of $16,932 was converted into company shares, see Note 12.

On August 31, 2006, the Company entered into an unsecured short-term promissory note with a director in the amount of $671,230 at an interest rate of 10% for working capital purposes. Principal and interest are due March 3, 2007. On December 12, 2006 the principal balance of $671,230 and interest of $20,229 was converted into company shares, see Note 12.

On December 12, $4,023,730 of the short term promissory note’s were repaid with shares of common stock of the Company. The following table summarizes the dates funds were received, the interest accrued and the total number of shares issued to satisfy the outstanding principal and accrued interest balance.

On December 20, 2006, the Company entered into an unsecured convertible debenture with a director in the amount of $2,644,400 at an interest rate of 10% for working capital purposes. Principal and interest are due June 20, 2007. The Company may, without premium or other prepayment penalty, prepay all or a portion of the outstanding principal of the December 20, 2006 debenture (See Note 12).

On February 15, 2007, the Company entered into an unsecured convertible debenture with a director in the amount of $850,000 at an interest rate of 10% for working capital purposes. Principal and interest are due May 15, 2007. The Company may, without premium or other prepayment penalty, prepay all or a portion of the outstanding principal of the February 15, 2007 debenture.

(14) GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has a working capital deficiency of $7,012,498 and a stockholders’ deficiency of $7,077,149 as of March 31, 2007 and a net loss of $21,112,243 and a cash flow deficiency from operations of $9,484,887 for the period from June 1, 2005 (inception) to March 31, 2007. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NEWGEN TECHNOLOGIES, INC AND SUBSIDIARES
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF MARCH 31, 2007
(UNAUDITED)

(15) SUBSEQUENT EVENTS

On April 3, 2007, the Company entered into a $325,000 convertible debenture with a third party lender. The note bears interest at 10% and is due on April 3, 2009. The Company’s obligations under the April 3, 2007 Purchase Agreement are secured by substantially all of the Company’s assets. In addition, certain executive officers and directors of the Company have granted the holders a security interest in a portion of shares of the Company’s common stock held by such officers and directors

On April 4, 2007, the Company entered into an addendum to the stock purchase agreement originally dated January 16, 2007 and amended and extended on February 28, 2007, March 7, 2007, March 12, 2007 to effectively provide that neither party can unilaterally terminate that certain Stock Purchase Agreement, , prior to the end of business on April 30, 2007 due to the failure to close the Appco acquisition provided, that, NewGen pays to the Sellers another $250,000 as a non-refundable good faith deposit prior to the end of business on April 5, 2007. This non-refundable second good faith deposit will be applied at the Closing as a pre-paid credit toward NewGen’s obligation to pay the purchase price. On April 5, 2007, NewGen paid Appco the $250,000 non-refundable good faith deposit. In the event the closing does not occur on or prior to the end of business on April 30, 2007 APPCO has granted an additional extension to May 29, 2007, provided the Company pay another $250,000 non-refundable deposit, which will be applied to the purchase price at the closing.

On April 24, 2007, Noel M. Corcoran resigned from his position as director of the Company. Notification of such resignation was provided to the Company on April 24, 2007 via a letter sent by Mr. Corcoran to the Company’s Board of Directors.

On May 5, 2007, the Company forgave $1,109,824 in debt to IPF GmbH.

On May 16, 2007, the Company defaulted on a convertible debenture, from a former director, with a 10% interest rate entered into on February 15, 2007 with a maturity date for payment of principal in the amount of $850,000 and interest in the amount of $21,014 as of May 15, 2007.

On May 16, 2007, the Company and Appalachian Oil Company, Inc. (“Appco”) and the stockholders of Appco (the “Sellers”) entered into a verbal addendum, effectively providing that neither party can unilaterally terminate that certain Stock Purchase Agreement, dated as of January 16, 2007, as amended, prior to the close of business on June 7, 2007 due to the failure to close the Appco acquisition prior to such time.

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

Bongiovi was an entertainment content provider and independent record label, whose market is the global entertainment/music consumer and was engaged in the acquisition of music industry assets and in operational activities. Since June 14, 2004, Bongiovi had no operating business and did not intend to develop its own operating business but instead was seeking to effect a merger with a corporation and undertake a merger for its own corporate purposes. This merger occurred on August 2, 2005, whereby Bongiovi became the legal acquirer and Refuel became the accounting acquirer. As such, the inception date of NewGen is June 1, 2005 which is the inception date of Refuel. Accordingly, the accompanying financial statements include only activity from June 1, 2005 (inception) to June 30, 2006.

Restatement

On August 29, 2006, the Company restated its financial statements as of and for the three months ended March 31, 2006 and for the period from June 1, 2005 (Inception) to March 31, 2006 to reflect changes in the valuation of our embedded derivative financial instrument liability due to the use of a more comprehensive modeling tool for valuing such complex derivative financial instruments and the identification of other embedded derivative financial instruments. The amounts reported in the accompanying condensed consolidated financial statements for the period from June 1, 2005 (Inception) to March 31, 2007 reflect these restated amounts.

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

In addition, the company closed on the purchase of three fuel terminals in 2006 and one fuel terminal in 2007, in the Southeast United States which are assets acquired from Crown Central LLC. The terminals, with a total storage capacity of over 15 million gallons, and an annual throughput capacity of more than 700 million gallons, will be refurbished to further enhance the storage, blending, and distribution of a full slate of transportation fuels, including biodiesel and ethanol blends, as well as traditional hydrocarbon fuels. The four terminals are strategically located near existing major petroleum product pipelines with railcar and truck transport access. The purchase of these terminals gives NewGen the opportunity to process, blend, and store its proprietary biodiesel and ethanol blends as well as hydrocarbon fuels. This is a crucial next step in the company’s growth strategy - allowing the company to blend biodiesel and ethanol with conventional hydrocarbon fuels for distribution domestically and internationally. NewGen intends to offer proprietary products to meet increasing demand for biofuel products, driven by the need for greater fuel efficiency, reduced exhaust emissions, and for the desire for greater energy independence. Barring unforeseen delays, two of these terminals, located in Charlotte, North Carolina and Spartanburg, South Carolina, are expected to be operational in the third and fourth quarter, respectively, of 2007, with the Columbus, Georgia operational line in the first half of 2008 and the second Spartanburg, South Carolina location operational in the second half 2008.

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

On August 18, 2006 our majority owned subsidiary Actanol, Inc. acquired all of the issued and outstanding capital stock of a privately held company, Blitz 06-149 GmbH., a German shelf company with no assets or liabilities set up for the purpose of accelerating the legal process of setting up a German corporation for approximately $34,000, Blitz 06-149 subsequently changed its name to Actanol GmbH and on September 1, 2006 acquired 98.8% of IPF Germany GmbH for approximately $8,800 from Industrie Planung Fischer AG, an entity in German insolvency proceedings. As required by the insolvency administrator, an interest bearing two month working capital loan of $317,125, held in escrow under the control of the insolvency administrator was set up and used during the month of September and October 2006. Additionally, on September 1, 2006 IPF GmbH acquired for approximately $308,000 all the assets of Industrie Planung Fischer AG, including the stock of IPF Polska, representing 99% of the outstanding stock and the stock of IPF America, Inc representing 30% of the outstanding stock. The aggregate acquisition price was approximately $351,000, which was paid entirely in cash. The acquisition of the IPF entities including the assets of Industrie Planung Fischer AG, a provider of project engineering, project management and engineering consulting services compliment and optimize Actanol, Inc.’s ability to provide full service biofuel plant design, building, staffing and management solutions. In addition, the IPF entities are emerging from insolvency and are soliciting business from other non-NewGen sources.

On September 26, 2006 the Company formed a joint venture named NewGen Biofuels Asia Pte Ltd (“NBA”) a company registered in Singapore, with Palmbio Venture Pte Lte, a company registered in Singapore, for the purpose of conducting the business of manufacturing, processing, storing, marketing, distributing, and selling biodiesel, biodiesel mixtures, and biodiesel byproducts. The Company has a 68% voting interest. The Company has no commitments to fund initial start up costs and working capital, however, as of September 30, 2006, the Company has advanced $190,000 in costs prior to creation of NBA. Additional working capital requirements will be treated as shareholder loans. As of March 31, 2007 the total amount recorded as loans to NBA is $309,000. No additional working capital has been loaned to NBA subsequent to March 31, 2007.

As of March 31, 2007, we did not have cash available to fund current operations. In 2007, we received cash proceeds of $850,000 and $1,250,000 from the issuance of 10% convertible debentures to a director and third party lender respectively. However, we will need funding for current operations and additional capital expenditures as noted above.

In connection with our currently planned capital projects, we will require approximately $1,000 million in additional financing for the construction of biodiesel production plants and power generation facilities and additional financing of approximately $8 million to $10.5 million to complete the upgrade and refurbishment of our fuel distribution terminals. Further, the Company is identifying and evaluating acquisitions of entities conducting fuel distribution, for which more financing would be required. We are currently reviewing various proposals for traditional debt project financing in order to fund a majority of the costs of these projects. In addition, we may decide to seek additional private debt or equity financing in order to provide for any additional financing needs we may have.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Flows from Operations

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has a working capital deficiency of $7,012,498 and a stockholders’ deficiency of $7,077,149 as of March 31, 2007 and a net loss of $21,112,243 and a cash flow deficiency from operations of $9,484,887 for the period from June 1, 2005 (inception) to March 31, 2007. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We do not have sufficient funds on hand to fund our current operations. We intend to complete additional rounds of our private placement and debt financing to fund our current and future operations. If successful in completing this financing, we may not be able to do so on terms that are not excessively dilutive to our existing stockholders or less costly than existing sources of financing. Failure to secure additional financing in a timely manner and on favorable terms if and when needed in the future will have a material adverse effect on our financial performance, balance sheet and stock price and require us to implement cost reduction initiatives and curtail operations.

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

We have also issued 300,000 shares in January 2006, discussed below in “Cornell Financing” and issued an additional 440,000 shares to various individuals at $1.00 per share for cash proceeds of $440,000 also in January, 2006. In August, 2006 we issued 75,000 of options to a former executive director as part of a settlement agreement discussed below and converted $100,000 worth of Convertible Debentures into 390,625 shares of stock as required by the our Convertible Debenture. In September, 2006, we terminated our interest in consummating a joint venture and paid AG Global Partners Ltd. a cash payment of $110,000 and issued 562,500 shares of company stock. In addition, 562,500 shares of company stock were issued to a former executive director.

On October 11, 2006, $50,000 of the Company’s Convertible Debentures were converted into 416,667 shares at a per share price of $0.12, which is calculated at the lower of $1.00 or 80% of the previous five day bid price of $0.15.

On November 13, 2006, $25,000 of the Company’s Convertible Debentures were converted into 189,394 shares at a per share price of $0.132, which is calculated at the lower of $1.00 or 80% of the previous five day bid price of $0.165.

On November 21, 2006, $100,000 of the Company’s Convertible Debentures were converted into 806,452 shares at a per share price of $0.124, which is calculated at the lower of $1.00 or 80% of the previous five day bid price of $0.155.

On November 22, 2006, $100,000 of the Company’s Convertible Debentures were converted into 806,452 shares at a per share price of $0.124, which is calculated at the lower of $1.00 or 80% of the previous five day bid price of $0.155.

On November 29, 2006, $15,000 of the Company’s Convertible Debentures were converted into 104,667 shares at a per share price of $0.144, which is calculated at the lower of $1.00 or 80% of the previous five day bid price of $0.18.

On December 12, 2006 $3,006,230 of the Company’s notes Payable and $112,123 (See Note 12) of accrued interest was repaid with 13,558,058 shares at a per share price of $.23 which is calculated at a rate equal to the lesser of (i) 80% of the average three (3) day trading price of the Common Stock (on the OTC-BB or other exchange on which the Common Stock is then trading) during the three trading days immediately prior to the date of such election or (ii) $0.25 per share.

On December 12, 2006 $1,017,500 of the Company’s notes payable and $51,139 (See Note 12) of accrued interest was repaid with 4,646,257 shares at a per share price of $.23 which is calculated at a rate equal to the lesser of (i) 80% of the average three (3) day trading price of the Common Stock (on the OTC-BB or other exchange on which the Common Stock is then trading) during the three trading days immediately prior to the date of such election or (ii) $0.25 per share.

The following table summarizes the dates funds were received, the interest accrued and the total number of shares issued to satisfy the outstanding principal and accrued interest balance.

Date	Amount	Interest	Shares
05/17/06	$752,500	$43,088	3,459,080
06/12/06	1,017,500	50,137	4,641,900
08/08/06	500,000	17,808	2,251,340
08/24/06	500,000	15,068	2,239,428
08/31/06	600,000	16,932	2,682,311
08/31/06	653,730	$20,229	2,930,256
	4,023,730	$163,262	18,204,315

On December 21, 2006, the Company issued 500,000 and 1,350,000 of common stock to two individuals in exchange for consulting services received.

On December 27, 2006, $89,224 of the Company’s Convertible Debentures (See Note 12) were converted into 247,844 shares at a per share price of $.36, which is calculated at the lower of $1.00 or 80% of the previous five day bid price of $0.45.

On January 17, 2007 $800,000 of the Company’s Convertible Debentures (See Note 12) were converted into 1,526,718 shares at a per share price of $0.524, which is calculated at the lower of $1.00 or 80% of the previous five day bid price of $0.655.

On February 15, 2007, the Company entered into an unsecured convertible debenture with a director in the amount of $850,000 at an interest rate of 10% for working capital purposes. Principal and interest are due May 15, 2007. The Company may, without premium or other prepayment penalty, prepay all or a portion of the outstanding principal of the February 15, 2007 debenture.

On February 20, 2007, $235,000 of the Company’s Convertible Debentures (See Note 12) were converted into 367,188 shares at a per share price of $0.64, which is calculated at the lower of $1.00 or 80% of the previous five day bid price of $0.80.

On February 28, 2007, the warrant dated August 1, 2005, for 2,155,000 shares of stock was exercised. The warrants exercised had a par value per share of $.001.

On March 5, 2007, $434,000 of the Company’s Convertible Debentures (See Note 12) were converted into 723,334 shares at a per share price of $0.60, which is calculated at the lower of $1.00 or 80% of the previous five day bid price of $0.75.

On March 9, 2007, $12,500 of the Company’s Convertible Debentures (See Note 12) were converted into 20,833 shares at a per share price of $0.60, which is calculated at the lower of $1.00 or 80% of the previous five day bid price of $0.75.

Financing through Debt
Convertible Debentures

On January 24, 2006, the Company consummated a securities purchase agreement (the “Purchase Agreement”) providing for the sale of its Convertible Debentures in the aggregate principal amount of $5,000,000, of which $2,200,000 was advanced immediately, $650,000 was advanced on March 14, 2006, and the remaining $2,150,000 was advanced on September 19, 2006 two days before the Company’s Registration Statement on Form SB-2 was declared effective by the Securities & Exchange Commission on September 21, 2006. As agreed to in the Purchase Agreement, the Registration Statement was to be declared effective by May 11, 2006 and was extended to June 19, 2006. However, the Company was contractually obligated to pay liquidated damages from this date to the effective deadline date September 15, 2006. As such, $171,000 was reduced from the loan proceeds received. The above debentures are currently in default due to non-payment of another debenture not paid on its maturity date. The Convertible Debentures holders may convert, at any time, the principal amount outstanding into shares of Common Stock, at a conversion price per share equal to the lesser of (i) $1.00, or (ii) eighty percent (80%) of the lowest closing bid price for the Company’s Common Stock during the five trading days immediately preceding the conversion date, subject to adjustment. The non-payment of principal and interest at the maturity date of the other convertible debentures noted below has caused these debentures to be in default.

On January 24, 2006, in connection with the sale of $2,200,000 of 10% Secured Convertible Debentures, the Company issued 300,000 shares of the Company’s Common Stock. Also, as part of the same transaction, the Company also issued a warrant for the purchase of 1,125,000 shares of the Company’s Common Stock at an exercise price of $1.00 per share. The agreement allows for the increase in shares to match $1,125,000 if the Company sells shares at a price below $1.00 per share. The warrant expires in three years. Due to a settlement agreement dated August 1, 2006, with a former executive director and payment of notes in shares to a director on December 12, 2006 at $.23 per share (Note 12), whereby shares were issued at $0.50 and $0.23 respectively, triggering the ratchet provision of the warrant noted below. The warrant has now been increased to 4,891,304 and the exercise price decreased to $0.23 per share. The expiration date remains three years.

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

The conversion price of the Convertible Debentures may also be adjusted in certain circumstances, such as if the Company pays a stock dividend, subdivides or combines outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution. Also, if we issue shares of common stock at a price below $0.23 per share, the fixed conversion price of the warrants will be reduced accordingly (the ratchet provision). As a result, the secured Convertible Debentures are not considered to be "conventional convertible debt, convertible into a fixed number of shares" as that term is used in EITF Issue 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company's Own Stock."

The warrant for the purchase of 4,891,304 shares of common stock was valued using the Black-Scholes option pricing model. Because of the potential penalties we may have to pay under the Registration Rights Agreement, this warrant has been recorded as a derivative instrument liability rather than as equity. This derivative instrument liability was initially recorded at its fair value and it is adjusted to fair value (using the Black-Scholes option pricing model) at the end of each reporting period with any changes in the fair value charged or credited to income in the period of change.

On August 1, 2006 the Company reached a settlement with a former executive director. The settlement agreement included options for 75,000 shares exercisable over the next 30 months and two 12% convertible unsecured promissory notes effective August 1, 2006 in the amounts of $317,794 and $357,206 (See Notes 7and 10). These settlement debentures are convertible at a fixed price of $0.50 per share. Due to the non-payment of principal and interest at the maturity date of the December 7, 2006 convertible debentures and the lack of payment of interest subsequent to March 31, 2007 on this convertible settlement debenture, this note is in default.

On December 7, 2006, the Company entered into a $1,100,000 secured convertible debenture agreement with interest to accrue on the outstanding principal balance at an annual rate equal to ten percent (10%) with a third party lender and a warrant to purchase 815,217 shares of the Company’s stock. The Company’s obligations under the December 7, 2006 Purchase Agreement are secured by substantially all of the Company’s assets. In addition, certain executive officers and directors of the Company have granted the holders a security interest in a portion of shares of the Company’s common stock held by such officers and directors. The December 7, 2007 debenture is due January 6, 2007. On January 11, 2007 the due date of the December 7, 2006 debenture was extended to February 6, 2007. This note is in default. The Company is currently in the process of extending this note.

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

On December 20, 2006, the Company entered into an unsecured convertible debenture with a director in the amount of $2,644,400 at an interest rate of 10% for working capital purposes. Principal and interest are due June 20, 2007. The Company may, without premium or other prepayment penalty, prepay all or a portion of the outstanding principal of the December 20, debenture. A portion or all the amounts of principle and interest due and outstanding on the December 20, 2006 debenture is convertible into shares of the Company’s common stock at any time at a price the lesser of (i) 80% of the average three (3) day trading price of the Common Stock during the three trading days immediately prior to the date of such election or (ii) $0.25 per share. Provided written notice, the Company may, without premium or other prepayment penalty, prepay all or a portion of the outstanding principal of the December 20, 2006 debenture. Following the date of the notice of prepayment, the Holder shall have a period of fifteen (15) calendar days to exercise the conversion rights provided.

On February 15, 2007, the Company entered into an unsecured convertible debenture with a director in the amount of $850,000 at an interest rate of 10% for working capital purposes. Principal and interest are due May 15, 2007. The Company may, without premium or other prepayment penalty, prepay all or a portion of the outstanding principal of the February 15, 2007 debenture. A portion or all the amounts of principle and interest due and outstanding on the February 15, 2006 debenture is convertible into shares of the Company’s common stock at any time at a price the lesser of (i) 80% of the average three (3) day trading price of the Common Stock during the three trading days immediately prior to the date of such election or (ii) $0.25 per share. Provided written notice, the Company may, without premium or other prepayment penalty, prepay all or a portion of the outstanding principal of the December 20th debenture. Following the date of the notice of prepayment, the Holder shall have a period of fifteen (15) calendar days to exercise the conversion rights provided.

On March 14, 2007, the Company entered into a $1,250,000 secured convertible debenture agreement with interest to accrue on the outstanding principal balance at an annual rate equal to ten percent (10%) with a third party lender. The Company’s obligations under the March 14, 2007 Purchase Agreement are secured by substantially all of the Company’s assets. In addition, certain executive officers and directors of the Company have granted the holders a security interest in a portion of shares of the Company’s common stock held by such officers and directors. The March 14, 2007, debenture is due March 14, 2009, and currently is in default due to the non-payment of the principal and interest at the date of maturity of the December 7, 2006 debenture.

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

The proceeds received from the Convertible Debentures during the first quarter of 2006 were first allocated to the fair value of the freestanding warrant and then to the fair value of the bifurcated embedded derivative instruments included in the Convertible Debentures. Because the fair value of the warrants of $894,800 and the fair value of the bifurcated derivative instruments of $4,647,900 exceeded the proceeds received, the loan was initially recorded at $285 (a nominal value) and a charge to income of $2,692,985 was recognized to record the warrant and the bifurcated derivative instruments at their fair values. The proceeds received from the Convertible Debentures during the third quarter of 2006 were first allocated to the fair value of the bifurcated embedded derivative instrument included in the Convertible Debenture. The fair value of the bifurcated embedded derivative of $1,565,200 was less than the proceeds received and the loan was recorded at $1,565,200. There were no proceeds received from the Settlement Convertible Debentures, however, as a result of the settlement, accrued expenses-related parties and accounts payable were reduced by a total of $638,636 and settlement expense increased by $36,364. The fair value of the 75,000 options was $21,200 and the bifurcated embedded derivative of $211,200 was less than the proceeds received and the loan was recorded at $442,600. This discount, together with the stated interest on the Convertible Debentures, is being amortized using the effective interest method over the term of the Convertible Debentures. Under the effective interest method, interest expense in the earlier periods of the term of the debenture is significantly lower than in the latter periods of the term of the debenture. The weighted average effective interest rate is 53.45%.

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

At March 31, 2007, the following amounts were outstanding under the Convertible Debentures. See Note 12 for information on the derivative instrument liabilities related to the warrant issued and the bifurcated embedded derivative instruments related to the accompanying Convertible Debentures.

Original face value	$11,519,000
Less: Conversions	(1,960,724)
Face value, net of conversion at March 31, 2007	9,558,276
Less: unamortized debt discount	(4,122,327)
Balance at March 31, 2007	$5,435,949

Principal payments are as follows, for the fiscal years ending December 31:

2007	$9,558,276
2008	-
2009	-
2010	-
2011	-
Total	$9,558,276
Derivative Financial Instruments

We use the Black-Scholes option pricing model to value warrants, and the binomial method to value embedded conversion option components of any bifurcated embedded derivative instruments that are recorded as derivative liabilities.

In valuing the warrants and the bifurcated derivative liability instruments, at the time they were issued and at March 31, 2007, we used the market price of our common stock on the date of valuation, an expected dividend yield of 0% and the remaining period to the expiration date of the warrants or repayment date of the convertible debt instrument. The warrant and conversion option can be exercised by the holder at any time.

The volatility factor used was approximately 100% and the risk-free rate of return used was 4.66%, based on constant maturity rates, applicable to the remaining life of the warrants and debentures. In addition a discount was used to account for the lack of marketability of the Company’s stock due to the current thinly trading share volume.

At March 31, 2007, the following derivative liabilities related to common stock warrant and embedded derivative instruments were outstanding:
			Exercise
			Price Per	Fair Market
	Expiration		Share as of	Value at
Issue Date	Date	Instrument	03/31/07	03/31/07

01/24/06	01/23/09	4,891,304 Warrants	$0.23	$657,500
12/07/06	12/07/09	815,217 Warrants	$0.23	$343,400

Fair market value of freestanding derivative instrumment liabilities for warrants				$1,000,900

			Exercise	Face
			Price Per	Value at	Fair Market
	Expiration		Share as of	Issuance,	Value at
Issue Date	Date	Instrument	03/31/07	Net Conversions	03/31/07

01/24/06	01/23/09	Convertible Debenture Tranch 1	$0.54	$2,100,000	$1,686,200
03/14/06	03/13/09	Convertible Debenture Tranch 2	$0.54	$203,500	169,700
09/15/06	09/15/09	Convertible Debenture Tranch 3	$0.54	$735,776	675,200
12/07/06	12/07/09	Convertible Debenture Tranch 4	$0.25	$1,100,000	1,539,400
03/14/07	03/14/09	Convertible Debenture Tranch 5	$0.54	$1,250,000	1,072,200
08/01/06	01/31/08	Settlement Convertible Debenture	$0.50	$675,000	363,000
12/20/06	06/20/07	Convertible Debenture Director	$0.71	$2,644,400	582,800
02/15/07	05/15/07	Convertible Debenture Director	$0.71	$850,000	203,300

Fair market value of bifurcated embedded derivative instrument liabilities, as noted above					6,291,800

Total derivative financial instruments					$7,292,700

On April 3, 2007, the Company entered into a $325,000 convertible debenture with a third party lender. The note bears interest at 10% and is due on April 3, 2009. The Company’s obligations under the April 3, 2007 Purchase Agreement are secured by substantially all of the Company’s assets. In addition, certain executive officers and directors of the Company have granted the holders a security interest in a portion of shares of the Company’s common stock held by such officers and directors

Our obligation to issue shares upon conversion of our convertible debenture is essentially limitless since conversion is at the lower of $1.00 or 80% of the lowest closing bid price for the common stock for the 5 trading days before but not including the conversion date. Accordingly, the number of shares of common stock issuable upon conversion of our secured convertible notes will increase if the market price of our stock declines, which will cause dilution to our existing stockholders. The following is an example of the amount of shares of our common stock that were issuable as of March 31, 2007, upon conversion of the secured convertible notes (excluding accrued interest), based on market prices 25%, 50% and 75% below the market price of $0.72.

Effect on shares issuable from convertible debentures as a result from declining market prices
% Below Market	Price Per Share	Number of Shares Issuable	% of Outstanding Stock
25%	0.54	23,957,741	35.77%
50%	0.36	28,947,811	43.22%
75%	0.18	49,353,756	73.68%

Financing through Debt

The Company’s wholly-owned subsidiary, ReFuel, executed a promissory note on June 30, 2005 with a former executive director in the amount of $316,500 with a remaining principal balance of $281,500 and accrued interest of approximately $18,700. On August 1, 2006 we reached a settlement with the executive director and issued two convertible debentures in the amount of $675,000. As a result of this settlement, accrued expenses-related parties and notes payable were reduced by $638,636 and we recognized $36, 364 in settlement expense.

The Company received $420,000 of additional financing from a director of the Company. On April 26, 2006, the Company entered into an unsecured short-term promissory note with a director in the amount of $420,000 at an interest rate of 10% for working capital purposes. Principal and interest were originally due October 26, 2006 and have been extended for another six months to April 25, 2007. As of March 31, 2007 principal and interest totaled $67,474 and $23,167 respectively.

During 2006, the Company received $3,006,230 of conventional debt financing from a director of the Company. In addition, the Company received $1,017,500 of the conventional debt financing from a third party. The total received from the director and third party total $4,023,730.

On December 12, 2006 $3,006,230 of the Company’s Notes Payable and $112,123 of accrued interest was repaid with 13,558,058 shares at a per share price of $.23 which is calculated at a rate equal to the lesser of (i) 80% of the average three (3) day trading price of the Common Stock (on the OTC-BB or other exchange on which the Common Stock is then trading) during the three trading days immediately prior to the date of such election or (ii) $0.25 per share.

On December 12, 2006 $1,017,500 of the Company’s Notes Payable and $51,139 of accrued interest was repaid with 4,646,257 shares at a per share price of $.23 which is calculated at a rate equal to the lesser of (i) 80% of the average three (3) day trading price of the Common Stock (on the OTC-BB or other exchange on which the Common Stock is then trading) during the three trading days immediately prior to the date of such election or (ii) $0.25 per share.

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

On February 20, 2007 the Company completed the purchase of the Ashland Inc. property located at 75 Pineridge Drive, located in the city of Spartanburg, of Spartanburg County, South Carolina. Total consideration provided was $327,500. This site is estimated to by operational in the first quarter 2008 at a refurbishment cost range between $3,500,000 and $4,500,000. Additionally, if the total refurbishment and upgrade costs are in excess of the amount already borrowed, we will need to secure additional funding in a timely manner. Failure to do so could have a material adverse effect on our financial performance, balance sheet and stock price and require us to implement cost reduction initiatives and curtail operations. We are not aware of any material trend, event or capital commitment that which would potentially adversely affect liquidity.

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

In September 2006 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, establishing a formal framework for measuring fair value under GAAP. It defines and codifies the many definitions of fair value included among various other authoritative literature, clarifies and, in some instances, expands on the guidance for implementing fair value measurements, and increases the level of disclosure required for fair value measurements. Although SFAS No. 157 applies to and amends the provisions of existing FASB and AICPA pronouncements, it does not, of itself, require any new fair value measurements, nor does it establish valuation standards. SFAS No. 157 applies to all other accounting pronouncements requiring or permitting fair value measurements, except for; SFAS No. 123 (R), share-based payment and related pronouncements, the practicability exceptions to fair value determinations allowed by various other authoritative pronouncements, and AICPA Statements of Position 97-2 and 98-9 that deal with software revenue recognition. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management does not believe the adoption of SFAS 157 will have a material impact on the Company’s financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159), which permits an entity to measure certain financial assets and financial liabilities at fair value. Pursuant to SFAS No. 159, entities that elect the fair value alternative will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value alternative may be elected on an instrument-by-instrument basis, with a few exceptions, as long as it is applied to the instrument in its entirety. The fair value alternative election is irrevocable, unless a new election date occurs. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (1) makes that choice in the first 120 days of that fiscal year, (2) has not yet issued financial statements, and (3) elects to apply the provisions of SFAS No. 157, Fair Value Measurements. We are evaluating the provisions of SFAS No. 159 to determine the potential impact, if any, the adoption will have on our consolidated financial statements.

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2007

Income
Income of $982,000 primarily consisted of engineering consulting services.

Operating Expenses
Operating expenses primarily consisted of the following:
•	Compensation expense of $1,483,000, of which $422,000 related to stock option grants
•	Professional fees of $990,000, which consisted of the following:
o	Legal and accounting fees of $340,000
o	Fuel terminal management/consulting fees of $75,000
o	Other professional and consulting fees of $575,000
•	Travel expenses were $270,000
•	Investor relations were $103,000
•	Other general and administrative expenses of $372,000

Derivative Instrument Income / Expense
Derivative instrument income of $1,046,000 represents the net unrealized (non-cash) change in the fair value of our derivative instrument liabilities related to certain warrants and embedded derivatives in our convertible debt instruments that have been bifurcated and accounted for separately.

Interest Expense
We incurred interest expense of $399,000 on our note payable of $67,000, and our Convertible Debentures of $9,559,000.

Amortization of Debt Issuance Costs
Debt issuance costs of approximately $954,000 incurred in connection with the sale of our Convertible debentures are being amortized over the life of the debentures, which is three years, on the straight-line basis. Amortization expense amounted to $322,000.

Bank Fees and Escrow Fees
We incurred approximately $6,000 of bank and escrow fees during the period.

Settlement and Penalties
Settlements and penalties amounted to $2,000.

For the Three Months Ended March 31, 2006
Income
There were no revenues generated during the three months ended March 31, 2006.

Operating Expenses
Operating expenses primarily consisted of the following:
•	Compensation expense of approximately $704,000, of which approximately $210,000 related to stock option grants
•	Professional fees of approximately $605,000, which consisted of the following:
o	Legal and accounting fees of approximately $292,000
o	Fuel terminal management fees of approximately $50,000
o	Other professional and consulting fees of approximately $263,000
•	Travel expenses were approximately $222,000
•	Royalty expense of $63,000 relating to the assignment to the Company of the Great Britain patent applications from related parties
•	Investor relations were approximately $88,000
•	Write offs and provision for loss on advances to joint ventures, approximated $127,000
•	Other general and administrative expenses of approximately $122,000

Derivative Instrument Income / Expense
Derivative instrument expense of $2,092,000 represents the net unrealized (non-cash) change in the fair value of our derivative instrument liabilities related to certain warrants and embedded derivatives in our convertible debt instruments that have been bifurcated and accounted for separately.

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

Bank Fees and Escrow Fees
We incurred approximately $7,000 of bank and escrow fees during the period.

Settlement and Penalties
There were no settlements and penalties incurred for the three months ended March 31, 2006

For the Period From June 1, 2005 (inception) to March 31, 2007
Income
Income of $1,898,000 primarily consisted of engineering consulting services.

Operating Expenses
Operating expenses primarily consisted of the following:
•	Compensation expense of approximately $7,329,000, of which approximately $2,238,000 related to stock option grants
•	Professional fees of approximately $6,268,000, which consisted of the following:
o	Consulting fees prior to inception of approximately $520,000, including $200,000 for a Bongiovi consultant
o	Legal and accounting fees of approximately $2,144,000
o	Recruiting fees of $154,000
o	Fuel terminal management fees of approximately $394,000
o	Other professional and consulting fees of approximately $3,056,000
•	Travel expenses were approximately $1,467,000
•	Marketing studies of approximately $245,000
•	Royalty expense of $438,000 relating to the assignment to the Company of the Great Britain patent applications from related parties
•	Investor relations were approximately $616,000
•	Write offs and provision for loss on advances to joint ventures, approximated $338,000
•	Other general and administrative expenses of approximately $1,363,000

Derivative Instrument Income / Expense
Derivative instrument expense of $2,377,000 represents the net unrealized (non-cash) change in the fair value of our derivative instrument liabilities related to certain warrants and embedded derivatives in our convertible debt instruments that have been bifurcated and accounted for separately.

Interest Expense
We incurred interest expense of $742,000 on our note payable of $67,000 and our Convertible Debentures of $9,559,000.

Amortization of Debt Issuance Costs
Debt issuance costs of approximately $1,365,000 incurred in connection with the sale of our Convertible debentures are being amortized over the life of the debentures, which is three years, on the straight-line basis. Amortization expense was approximately $728,000.

Bank Fees and Escrow Fees
We incurred approximately $14,000 of bank and escrow fees during the period.

Settlement and Penalties
Settlements and penalties amounted to $545,000. Included in this total is $335,000, $171,000, and $36,000 resulting from the Greystoke settlement, short term financing, and John King settlement respectively.

Prior to June 1, 2005, the Company had no operating business.

For the Period From June 1, 2005 (inception) to March 31, 2006
Operating Expenses
Operating expenses primarily consisted of the following:
•	Compensation expense of approximately $2,358,000, of which approximately $1,066,000 related to stock option grants
•	Professional fees of approximately $1,972,000, which consisted of the following:
o	Consulting fees prior to inception of approximately $520,000, including $200,000 for a Bongiovi consultant
o	Legal and accounting fees of approximately $762,000
o	Recruiting fees of $154,000
o	Fuel terminal management fees of approximately $92,000
o	Other professional and consulting fees of approximately $244,000
•	Travel expenses were approximately $676,000
•	Marketing studies of approximately $241,000
•	Royalty expense of $188,000 relating to the assignment to the Company of the Great Britain patent applications from related parties
•	Investor relations were approximately $207,000
•	Write offs and provision for loss on advances to joint ventures, approximated $236,000
•	Other general and administrative expenses of approximately $285,000

Derivative Instrument income
Derivative instrument expense of $2,092,000 represents the net unrealized (non-cash) change in the fair value of our derivative instrument liabilities related to certain warrants and embedded derivatives in our convertible debt instruments that have been bifurcated and accounted for separately.

Interest Expense
We incurred interest expense of $34,000 on our note payable of $281,500 and our Convertible Debentures of $2,850,000.

Amortization of Debt Issuance Costs
Debt issuance costs of approximately $885,000 incurred in connection with the sale of our Convertible debentures are being amortized over the life of the debentures, which is three years, on the straight-line basis. Amortization expense was approximately $47,000.

Bank Fees and Escrow Fees
We incurred approximately $7,000 of bank and escrow fees during the period.

Settlement and Penalties
Settlements and penalties amounted were $0.

Prior to June 1, 2005, the Company had no operating business.

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has a working capital deficiency of $7,012,498 and a stockholders’ deficiency of $7,077,149 as of March 31, 2007 and a net loss of $21,112,243 and a cash flow deficiency from operations of $9,663,352 for the period from June 1, 2005 (inception) to March 31, 2007. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company’s existence is dependent on management’s ability to develop profitable operations and resolve the Company’s liquidity problems. We do not have sufficient funds on hand to fund our current operations. In order to improve the Company’s liquidity, management is actively pursuing additional equity and debt financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its efforts to raise additional financing.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported. Please see the discussion of critical accounting policies and estimates in the Company’s Annual Report on Form 10-KSB for the period June 1, 2005 (inception) to March 31, 2007.

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

Item 3. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

NewGen Technologies, Inc.’s Chief Executive Officer and Chief Financial Officer have designed disclosure controls and procedures over financial reporting and evaluated the effectiveness of NewGen Technologies, Inc.’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) over financial reporting as of the end of the period covered by this report (the “Evaluation Date”). Based on the evaluation, our chief executive officer and chief financial officer concluded that as of the valuation date, NewGen Technologies Inc.’s disclosure controls and procedures over financial reporting are effective.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING.

There were no changes in internal controls over financial reporting identified in connection with the evaluation of our internal controls that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting. During the three months ended September 30, 2006, it was determined that an officer, director and principal stockholder (“the Officer”) of NewGen sold 1,638,841 restricted shares of NewGen common stock to 37 purchasers for an aggregate of $640,365. The Officer loaned $420,000 of the proceeds of such sales to NewGen. The sale of such shares may have been made in violation of the Securities Act of 1933 as it was not registered thereunder. The Officer has indicated that he intends to offer rescission to the purchasers of the securities which he sold. The transfer of the Officer’s securities was completed based upon correspondence between the Officer’s representative and NewGen’s transfer agent, without the participation of NewGen. In order to ensure that such transactions cannot occur in the future, NewGen has now instituted a procedure where any officer or director of NewGen intending to sell or otherwise transfer stock of NewGen shall first contact NewGen’s Chief Financial Officer with the details of any proposed transaction. If required, the Chief Financial Officer shall then contact legal counsel to determine if such transaction can be consummated as proposed. The transfer agent will be directed not to make any transfers of unregistered shares of NewGen stock without an opinion of counsel.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

On January 24, 2006, the Company consummated a securities purchase agreement (the “Purchase Agreement”) providing for the sale of its Convertible Debentures in the aggregate principal amount of $5,000,000, of which $2,200,000 was advanced immediately, $650,000 was advanced on March 14, 2006, and the remaining $2,150,000 was advanced on September 19, 2006 two days before the Company’s Registration Statement on Form SB-2 was declared effective by the Securities & Exchange Commission on September 21, 2006. As agreed to in the Purchase Agreement, the Registration Statement was to be declared effective by May 11, 2006 and was extended to June 19, 2006. However, the Company was contractually obligated to pay liquidated damages from this date to the effective deadline date September 15, 2006. As such, $171,000 was reduced from the loan proceeds received. The above debentures are currently in default due to non-payment of another debenture not paid on its maturity date.

The Company is currently in default for the non-payment of the December 6, 2006, debenture. The principal amount of $1,100,000 was due on February 6, 2007, subsequent to a 30 day extension.

In addition, the company is in default for the non-payment of interest on the $675,000 convertible debenture issued to a former director. The December 6, 2006 non-payment and lack of interest payment default have resulted in all the convertible debentures to be in a default status.

The Company defaulted on a convertible debenture, from a former director, with a 10% interest rate entered into on February 15, 2007 with a maturity date for payment of principal in the amount of $850,000 and interest in the amount of $21,014 as of May 15, 2007.

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

10.14	Warrant to purchase 1,125,000 shares of Common Stock of NewGen Technologies, Inc., issued January 24, 2006 (incorporated by reference to a Form 8-K filed by the Registrant on January 30, 2006)

Exhibit Number	Description of Exhibit

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

NEWGEN TECHNOLOGIES, INC.

Date: May 17, 2007	By:	/s/ S. Bruce Wunner
Bruce Wunner Chief Executive Officer

By:	/s/ Michael W. Woods
Michael W. Woods Chief Financial Officer