Form 10QSB
period 2007-06-30
NewGen Technologies, Inc
filed 2007-08-20
CIK 833837

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly report filed under Section 13 or 15 (d) of the Securities
Exchange Act of 1934 For the Quarterly Period Ended June 30, 2007

or

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

Yes ☐  No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of
August 20, 2007, there were 67,033,213. shares of Common Stock, par value $0.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):

Yes ☐     No ☒

TABLE OF CONTENTS

Page

PART I FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

a. Condensed Consolidated Balance Sheet as of June 30, 2007 and 2006 (Unaudited)	1

b. Condensed Consolidated Statements of Operations and Comprehensive (Loss) for the three months and period ended June 30, 2007 and 2006 and for the period from June 1, 2005 (Inception) to June 30, 2007 (Unaudited)	2

c. Condensed Consolidated Statement of Changes in Stockholders’ Deficiency for the period from June 1, 2005 (Inception) to June 30, 2007 (Unaudited)	3

d. Condensed Consolidated Statements of Cash Flows for the three months and period ended June 30, 2007 and 2006 and for the period from June 1, 2005 (Inception) to June 30, 2007 (Unaudited)	6

e. Notes to Condensed Consolidated Financial Statements as of June 30, 2007 (Unaudited)	7

Item 2. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS	36

Item 3. CONTROLS AND PROCEDURES	50

PART II OTHER INFORMATION	52

Item 1. LEGAL PROCEEDINGS	52

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	53

Item 3. DEFAULTS ON SENIOR SECURITIES	53

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	54

Item 5. OTHER INFORMATION	54

Item 6. EXHIBITS AND REPORTS ON 8-K	55

SIGNATURES PAGE	57

CERTIFICATIONS

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

NEWGEN TECHNOLOGIES, INC.
(A development stage company)
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

	June 30,	June 30,
ASSETS	2007	2006
CURRENT ASSETS
Cash	$9,722	$322,379
Accounts receivable	-	-
Unbilled revenue	-	-
Deposits	-	10,710
Prepaid assets	12,000	52,600
Pending acquisition costs	-	-
Deferred debt issuance costs	577,666	297,531
Total Current Assets	599,388	683,220
Long term deferred debt issuance costs	-	488,233
Property, plant and equipment, net of accumulated depreciation of $24,346 in 2007 and $2,025 in 2006	6,809,090	6,223,788
Investment in IPF America	-	-
Total Other Assets	6,809,090	6,712,021
TOTAL ASSETS	$7,408,478	$7,395,241

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Notes payable and convertible debentures - related parties net of unamortized discount of $ 3,580,845 for 2007 and $-0- for 2006	$6,302,799	$-

Accounts payable and accrued expenses - related parties	1,552,427	2,812,310
Accounts payable and accrued expenses - non-related	7,037,776	4,256,808
Total Current Liabilities	14,893,002	7,069,118

LONG TERM LIABILITIES
Convertible debentures - non-related net of unamortized discount of $-0- for 2007 and $2,849,527 for 2006	-	1,040
Derivative financial instrument liability	3,612,806	2,710,600
Total Long Term Liabilities	3,612,806	2,711,640

TOTAL LIABILITIES	18,505,808	9,780,758

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 66,983,213 shares issued and outstanding 2007 and 38,611,224 in 2006	66,983	38,611
Additional paid-in capital	13,780,033	6,373,312
Common stock subscriptions receivable	-
Deferred equity-based expenses	(208,405)	(910,235)
Accumulated other comprehensive income	(73,373)	-
Deficit accumulated during development stage	(24,662,568)	(7,887,205)
TOTAL STOCKHOLDERS' DEFICIENCY	(11,097,330)	(2,385,517)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$7,408,478	$7,395,241

The accompanying notes are an integral part of the consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

			For the Period	For the Period
	For the Six	For the Six	From June 1, 2005	From June 1, 2005
	Months Ended	Months Ended	(Inception) to	(Inception) to
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$981,548	$-	$1,897,818	$-
Consulting cost of goods and services	412,450	-	651,346	-
Compensation	2,248,162	1,326,494	8,093,545	2,979,854
Professional services	1,833,481	1,151,603	7,111,446	2,518,708
Travel	482,141	465,011	1,679,438	918,719
Marketing	415,943	3,772	659,318	245,719
Royalty	125,000	125,000	500,000	250,000
Investor relations	171,057	178,842	683,579	297,548
Write offs and provisions for losses	3,282,621	127,383	3,620,427	235,940
General and administrative expenses	874,464	247,298	1,865,788	410,407
Loss from operations	(8,863,771)	(3,625,403)	(22,967,068)	(7,856,895)

Other income (expenses)
Derivative instrument income (expense)	4,902,335	139,115	1,479,985	139,115
Other	51,311	-	53,323	-
Interest	(887,470)	(35,442)	(1,230,631)	(62,674)
Settlements and penalties	(562,500)	-	(1,104,944)	-
Amortization of deferred debt issuance costs	(414,134)	(99,237)	(819,834)	(99,237)
Asset Impairment	(55,553)		(55,553)
Bank fees and escrow fees	(9,187)	(2,158)	(17,845)	(8,119)
Total other income (expenses)	3,024,802	2,278	(1,695,500)	(30,915)

Loss before provision for income taxes	(5,838,969)	(3,623,125)	(24,662,568)	(7,887,810)

Provision for income taxes	-	-	-	-
Net loss	(5,838,969)	(3,623,125)	(24,662,568)	(7,887,810)
Other comprehensive (loss)
Foreign currency translation adjustments	(64,778)	-	(73,373)
Comprehensive (loss)	$(5,903,747)	$(3,623,125)	$(24,735,941)	$(7,887,810)

Loss per share - basic and diluted	$(0.09)	$(0.10)	$(0.59)	$(0.22)

Weighted average number of common shares outstanding - basic and diluted	64,654,404	37,615,615	41,550,078	36,102,035

The accompanying notes are an integral part of the consolidated financial statements.

NEWGEN TECHNOLOGIES, INC.
 (A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE PERIOD FROM JUNE 1, 2005 (INCEPTION) TO JUNE 30, 2007
 (UNAUDITED)

								Deficit
				Common	Common	Deferred	Accumulated	Accumulated
			Additional	Stock	Stock	Equity	Other	During
	Common Stock		Paid-In	to be	Subscriptons	Based	Comprehensive	Development
	Shares	Amount	Capital	issued	Receivable	Expenses	Income (Loss)	Stage	Total

Balance at June 1, 2005	-	$-	$-	$-	$-	$-	$-	$-	$-
Issuance of shares of common stock to founders
in exchange for subscriptions receivable	27,711,000	27,711	(24,940)	-	(2,581)	-	-	-	190
Issuance of shares of common stock in exchange
for services and expense reimbursement	424,033	424	211,596	-	-	-	-	-	212,020
Transfer of shares of common stock in a share exchange agreement	3,333,491	3,333	(3,333)	-	-	-	-	-	-
Common stock to be issued for cash (4,225,500 shares)	-	-	-	2,112,750	(25,000)	-	-	-	2,087,750
Common stock to be issued for services and
expense reimbursement (1,094,000 shares)	-	-	-	547,000	-	(122,641)	-	-	424,359
Non-cash compensation expense for intrinsic value of options
granted in September	-	-	885,000	-	-	(737,500)	-	-	147,500
Issuance of shares of common stock	4,225,500	4,226	2,108,524	(2,112,750)	25,000	-	-	-	25,000
Non-cash compensation expense for intrinsic value of options
granted in October	-	-	600,000	-	-	(562,500)	-	-	37,500
Issuance of shares of common stock	1,094,000	1,094	545,906	(547,000)	-	70,727	-	-	70,727
Common stock to be issued for services
and expense reimbursement (13,000 shares)	-	-	-	13,000	-	(4,000)	-	-	9,000
Common stock to be issued for cash (265,200 shares)	-	-	-	265,200	-	-	-	-	265,200
Common stock and warrant to be issued in exchange
for subscriptions receivable (805,000 shares)	-	-	-	805,000	(805,000)	-	-	-	-
Net loss								(4,264,080)	(4,264,080)
Balance at December 31, 2005	36,788,024	36,788	4,322,753	1,083,200	(807,581)	(1,355,914)	-	(4,264,080)	(984,834)

The accompanying notes are an integral part of the condensed consolidated financial statements

Continued

NEWGEN TECHNOLOGIES, INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE PERIOD FROM JUNE 1, 2005 (INCEPTION) TO JUNE 30, 2007
(UNAUDITED)

								Deficit
				Common	Common	Deferred	Accumulated	Accumulated
			Additional	Stock	Stock	Equity	Other	During
	Common Stock		Paid-In	to be	Subscriptons	Based	Comprehensive	Development
	Shares	Amount	Capital	issued	Receivable	Expenses	Income (Loss)	Stage	Total
Balance at January 1, 2006	36,788,024	36,788	4,322,753	1,083,200	(807,581)	(1,355,914)	-	(4,264,080)	(984,834)
Issuance of shares of common stock	1,523,200	1,523	1,521,679	(1,083,200)	805,000	-	-	-	1,245,002
Amortization of compensation expense and services for the three months ended
March 31, 2006	-	-	46,894	-	-	172,790	-	-	219,684
Issuance of shares of common stock in exchange for
subscriptions in conjunction with issuance of receivable (805,000 shares) convertible debentures	300,000	300	599,700	-	-	-	-	-	600,000
Payment for Shares of common stock previously issued	-	-	-	-	2,581	-	-	-	2,581
Amortization of compensation expense and services for the three months ended June 30, 2006	-	-	42,591	-	-	112,585	-	-	155,176
Cancellation of options granted in 2005	-	-	(160,305)	-	-	160,305	-	-	-
Conversion of Cornell Debenture on August 22, 2006	390,625	391	99,610	-	-	-	-	-	100,001
Amortization of compensation expense and services for the three months ended Sept. 30, 2006	-	-	42,591	-	-	132,970	-	-	175,561
Equity based settlement	562,500	563	224,437	-	-	-	-	-	225,000
Cancellation of options granted in 2005	-	-	(437,500)	-	-	437,500	-	-	-
Non-cash compensation expense for intrinsic value of options on October 6, 2006			672,984						672,984
Conversion of Convertible Debenture on October 11, 2006	416,667	417	49,583	-	-	-	-	-	50,000
Conversion of Convertible Debenture on November 13, 2006	189,394	189	24,811	-	-	-	-	-	25,000
Conversion of Convertible Debenture on November 21, 2006	806,452	806	99,194	-	-	-	-	-	100,000
Conversion of Convertible Debenture on November 24, 2006	806,452	806	99,194	-	-	-	-	-	100,000
Conversion of Convertible Debenture on November 24, 2006	104,667	105	14,895	-	-	-	-	-	15,000
Conversion of Convertible Debenture on December 27, 2006	247,844	248	88,976	-	-	-	-	-	89,224
Conversion of Convertible Debenture on December 12, 2006	13,558,058	13,558	3,104,795	-	-	-	-	-	3,118,353
Conversion of Convertible Debenture on December 12, 2006	4,646,257	4,646	1,063,993	-	-	-	-	-	1,068,639
Amortization of compensation expense and services	-	-	12,907	-	-	95,469	-	-	108,376
for the three months ended December 31, 2006
Common stock issued for services on December 21, 2006	1,350,000	1,350	808,650	-	-	-	-	-	810,000
Common stock issued for services on December 21, 2006	500,000	500	299,500	-	-	-	-	-	300,000
FAS 123R valuation adjustment	-	-	(320,382)	-	-	-	-	-	(320,382)
Foreign currency translation gain	-	-	-	-	-	-	(8,595)	-	(8,595)
Net loss	-	-	-	-	-	-	-	(14,559,519)	(14,559,519)
Balance at December 31, 2006	62,190,140	62,190	12,321,550	-	-	(244,295)	(8,595)	(18,823,599)	(6,692,749)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Continued

NEWGEN TECHNOLOGIES, INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
FOR THE PERIOD FROM JUNE 1, 2005 (INCEPTION) TO JUNE 30, 2007
(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Common Stock to be issued	Common Stock Subscriptons Receivable	Deferred Equity Based Expenses	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During Development Stage	Total
	Shares	Amount
Balance at January 1, 2007	62,190,140	62,190	12,321,550	-	-	(244,295)	(8,595)	(18,823,599)	(6,692,749)

Conversion of Convertible Debenture on January 17, 2007	763,359	763	399,237	-	-	-	-	-	400,000

Conversion of Convertible Debenture on January 17, 2007	763,359	763	399,237	-	-	-	-	-	400,000

Conversion of Convertible Debenture on February 20, 2007	367,188	367	234,633	-	-	-	-	-	235,000

Conversion of Warrants on March 1, 2007	2,155,000	2,155	-	-	-	-	-	-	2,155

Conversion of Convertible Debenture on March 5, 2007	56,667	57	33,943						34,000

Conversion of Convertible Debenture on March 5, 2007	666,667	667	399,333						400,000

Conversion of Convertible Debenture on March 9, 2007	20,833	21	12,479						12,500

Non-cash compensation expense for intrinsic value of options on March 26, 2007	-	-	325,911						325,911

Amortization of compensation expense and services for the three months ended March 31, 2007	-	-	12,907	-	-	82,968		-	95,875

Cancellation of options issued in 2006			(502,150)						(502,150)

Non-cash compensation expense for intrinsic value of options granted 06/29/07			130,046			(130,046)			-

Amortization of compensation expense and services for the three months ended June 30, 2007			12,907			82,968			95,875

Foreign currency translation gain	-	-	-	-	-	-	(64,778)	-	(64,778)

Net loss	-	-	-	-	-	-	-	(5,838,969)	(5,838,969)

Balance at June 30, 2007	66,983,213	$66,983	$13,780,033	$-	$-	$(208,405)	$(73,373)	$(24,662,568)	$(11,097,330)

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWGEN TECHNOLOGIES, INC.
(A development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			For the Period
	For the Six	For the Six	From June 1, 2005
	Months Ended	Months Ended	(Inception) to
	June 30, 2007	June 30, 2006	June 30, 2007
Cash flows from operating activities:
Net loss	$(5,838,969)	$(3,623,125)	$(24,662,568)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	5,188	810	22,781
Recognition of deferred equity based expense	61,706	89,485	1,436,611
Non-cash compensation expense	(46,193)	285,374	1,601,407
Accretion of debt discount on convertible debentures	1,258,513	755	1,511,916
Amortization of deferred debt issuance costs	414,134	99,237	819,834
(Gain) loss on derivative instruments	(4,902,335)	(139,115)	(1,479,985)
Amortization of royalty agreement	125,000	-	500,000
Capitalized Interest	(669,545)	-	(848,010)
Non-cash expenses settled in equity	-	-	163,262
Equity based settlement stock issued	-	-	277,714
Allowance for doubtful accounts	(386,661)	-	(386,661)
Gain on equity earnings on IPF America	-	-	(29,678)
Asset Impairment	473,452		473,452

Changes in operating assets and liabilities:
(Increase) in accounts receivable	803,945	-	402,276
(Increase) in prepaid royalty	-	125,000	(250,000)
(Increase) in prepaid assets and deposits	213,366	(56,943)	435,422
(Increase) in other current assets	157,462	-	43,868
Increase in accounts payable
and accrued expenses - related parties	2,101,613	(327,957)	3,575,091
Increase in accounts payable and accrued expenses - non-related	3,556,596	3,610,455	4,997,467
Note payable issued for expenses paid on behalf of the Company
and accrued interest, net of repayments	-	-	281,500
Net cash used in operating activities	(2,672,729)	63,976	(11,114,303)

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,000)	(5,878,110)	(5,799,486)
Deposit on land and improvements	-	-	(340,000)
Cash paid for acquisitions	(327,500)	-	(678,567)
Pending acquisition costs	378,509	-	-
Joint venture dissolution	-		(110,000)
Net cash used in investing activities	48,009	(5,878,110)	(6,928,053)

Cash flows from financing activities:

Proceeds from convertible debentures	2,425,000	2,850,000	11,169,368
Proceeds from notes payable	-	2,172,500	4,443,731
Payment of debt issuance costs	(172,500)	(285,000)	(797,500)
Proceeds received for common stock issued to founders	-	-	190
Proceeds received from common stock to be issued	-	-	2,377,950
Proceeds received for common stock issued	2,156	1,247,583	1,249,737
Repayment of notes payable to related parties	-	-	(318,026)
Net cash provided by financing activities	2,254,656	5,985,083	18,125,450

Effect of foreign currency translation on cash	(64,777)	-	(73,372)

Net increase in cash	(434,841)	170,949	9,722

Cash, beginning of period	444,563	151,430	-

Cash, end of period	$9,722	$322,379	$9,722

Non cash investing and financing activities:

Common stock issued for deferred equity based expenses	$-	$-	$910,234

Conversion of debenture into stock	$1,481,500	$-	$479,224

Deposit on land improvements utilized to acquire terminals	$-	$-	$340,000

Conversion of note payable and interest into common stock	$-	$-	$4,186,992

Common stock issued with the convertible debentures
and included in deferred debt costs	$-	$600,000	$600,000

Settlement of debt with issuance of common stock	$-	$-	$225,000

Increase in derivative financial instrument liability with
corresponding increase in discount on convertible debentures	$1,433,633	$2,848,960	$6,905,393

Interest paid	$21,582	$-	$48,582

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEWGEN TECHNOLOGIES, INC AND SUBSIDIARES
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANAICAL STATEMENTS AS OF JUNE 30, 2007
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

The Company has not generated any significant revenues since inception and the Company is in the process of raising additional capital and financing for future operations. Failure to obtain additional financing will have a material adverse effect on our financial performance, operating statement, balance sheet and stock price and require us to implement drastic cost reduction initiatives, curtail or cease operations.

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

NEWGEN TECHNOLOGIES, INC AND SUBSIDIARES
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANAICAL STATEMENTS AS OF JUNE 30, 2007
(UNAUDITED)

During this last fiscal quarter, as noted in other sections of this document, the joint ventures Advanced Biotechnologies, LLC and NewGen Biofuels Asia Pte Ltd and IPF GmbH, the wholly owned subsidiary of Actanol GmbH, which is 60% owned by Actanol Inc. were unable to remit their required financial statements and related financial data to the corporate accounting department to enable accurate consolidation for this last fiscal quarter. The reason for this was due to the lack of payments from NewGen to the joint ventures and majority owned subsidiary. This was due to the lack of liquidity at the NewGen (parent company) level, which impacts all other joint ventures and subsidiaries. Estimates have been used for the last fiscal quarter’s activity. Accordingly, the Company acknowledges that the statements and financial data presented for the periods ending June 30, 2007 would need to be restated, should the actual results from the aforementioned joint ventures and majority owned subsidiary materially differ from the estimates used.

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

NEWGEN TECHNOLOGIES, INC AND SUBSIDIARES
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANAICAL STATEMENTS AS OF JUNE 30, 2007
(UNAUDITED)

On September 2, 2005, the Company formed a joint venture, named Advanced Biotechnologies, LLC, with Advanced Biotechnologies, Inc. for the purpose of blending, processing, storing, distributing and selling biodiesel, biodiesel mixtures and biodiesel byproducts. The Company has a 50% voting interest and a 50% allocation share of Advanced Biotechnologies, LLC’s profits and losses. The Company has contributed capital of $664,571 for initial start up costs to Advanced Biotechnologies, LLC (“ABL”) as of June 30, 2007. The Company has concluded that this joint venture is a VIE and accordingly has included this entity in its condensed consolidated statements as of June 30, 2007 and for the period from June 1, 2005 (inception) to June 30, 2007. Financing has not yet been obtained and as such, this joint venture has ceased operations until financing is secured. In addition, due to the liquidity problems encountered by ABL, financial information has been intentionally withheld by the managers of ABL from the corporate accounting department for the three months ended June 20, 2007 for consolidation into the books and records of the Company. Based on historical results and the corporate accounting departments experience, the financial information for the three months ended June 30, 2007 have been estimated, using March 31, 2007 information as a basis as shown below:

Advanced Biotechnologies, Inc.	Actual	Estimated
	March 31, 2007	June 30, 2007
Revenues	$-	$-

Consulting cost of goods and services	-	-
Compensation	19,136	38,273
Professional services	-	-
Travel	-	-
Marketing	-	-
Royalty	-	-
Investor relations	-	-
Write offs and provisions for losses	-	-
General and administrative expenses	4,901	9,802
Loss from operations:	24,038	48,075

Other (income) expenses	-	-
Other expenses	-	-

Net Loss:	$24,038	$48,075

Assumptions:

Operating statement categories for the three months ended March 31, 2007 were used for the current three month period ending June 30, 2007. Analysis of the three months ended March 31, 2007 indicated that the majority of expenses were period costs, based on the passage of time as opposed to non-period type costs. Also considered were potential contingencies that should be recorded, during this period, however, this was deemed remote. There were no revenues for the three months ended March 31, 2007 and correspondingly, no revenues for the three months ended June 30, 2007.

Balance sheet items were assessed based on the lower of carrying amount or fair value less cost to sell. The result of this was a 100% reserve for all assets, except cash.

On November 8, 2005, the Company formed a joint venture, named PowerSHIFT Biofuels of Iowa, LLC, with PowerSHIFT Energy Company, Inc., for the purpose of conducting the business of manufacturing, processing, storing, marketing, distributing, and selling biodiesel, biodiesel mixtures, and biodiesel byproducts. The Company has a 50% voting interest and a 50% allocation share of PowerSHIFT Biofuels of Iowa, LLC’s profits and losses. The Company has contributed capital of $210,090 for initial start up costs to PowerSHIFT Biofuels of Iowa, LLC as of June 30, 2007. The Company has concluded that this joint venture is a VIE and accordingly has included this entity in its condensed consolidated financial statements as of June 30, 2007 and for the period from June 1, 2005 (inception) to June 30, 2007. The Company currently is in the process of dissolving this joint venture.

On November 8, 2005, the Company formed a joint venture, named PowerSHIFT Biofuels of Hawaii, LLC, with PowerSHIFT Energy Company Inc., for the purpose of conducting the business of manufacturing, processing, storing, marketing, distributing, and selling biodiesel, biodiesel mixtures, and biodiesel byproducts. The Company has a 50% voting interest and a 50% allocation share of PowerSHIFT Biofuels LLC’s profits and losses. As of June 30, 2007, there has been no activity in the joint venture. Therefore, the Company has not advanced any capital for initial start up costs to PowerSHIFT Biofuels of Hawaii, LLC. The Company has concluded that this joint venture is a VIE and accordingly has included this entity in its condensed consolidated financial statements as of June 30, 2007, and for the period from June 1, 2005 (inception) to June 30, 2007. The Company currently is in the process of dissolving this joint venture.

NEWGEN TECHNOLOGIES, INC AND SUBSIDIARES
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANAICAL STATEMENTS AS OF JUNE 30, 2007
(UNAUDITED)

On November 29, 2005, the Company signed an agreement with AG Global Partners, Ltd., that included several provisions that if agreed, would then lead to the formation of a joint venture named NewGen Fuel Technologies, Ltd., a company registered in the United Kingdom. The purpose of the joint venture was to be involved in all steps of the manufacture of biofuels through the supply and distribution of fuels to wholesale and retail networks in Europe, the Middle East, Southeastern Asia and Australia. The Company has a 50% voting interest and a 50% allocation share of NewGen Fuel Technologies, Ltd’s profits and losses. As of December 31, 2006, the Company has funded the start up costs in the amount of $191,507; however, the amount has been fully reserved since the joint venture has not been consummated. On September 5, 2006, the Company terminated its interest in consummating this joint venture and has paid AG Global Partners Ltd. a cash payment of $110,000 and 562,500 shares of the Company’s Common Shares and 562,500 shares was paid by a former executive director. Additionally as a condition of the agreement, the shares contained a put right, where by the Company would be required to purchase, at the option of the former executive director all or some of the shares at $0.50 per share. This right vested on March 5, 2007, upon the Company’s failure to register these shares on this date. The former executive director has demanded payment in full for all shares on April 19, 2007 in the amount of $562,500, which has been accrued in the books and records of the Company.

On November 30, 2005, the Company formed a joint venture named Actanol BioEngineering, LLC, with Actanol Service, Ltd., a provider of alternative energy and biofuel plant solutions, to conduct the business of design, engineering, contracting, building, staffing and managing the feasibility and operational processes of various types of biofuel plants and agro-refineries. On August 15, 2006, the Company increased its ownership interest from 50% voting interest to 60% and from 50% to 60% allocation share of Actanol BioEngineering, LLC’s profits and losses. Additionally, Actanol BioEngineering LLC changed its capital structure from a limited liability company to a corporation. The Company has advanced $1,700,899 for initial start up costs to Actanol BioEngineering, LLC as of March 31, 2007. No additional contributions for working capital were made subsequent to March 31, 2007. The Company has included this entity in its condensed consolidated financial statements as of March 31, 2007, and for the period from June 1, 2005 (inception) to June 30, 2007. This joint venture has curtailed operations until additional financing is secured. Actanol’s wholly-owned subsidiary, Actanol GmbH, which owns 100% IPF GmbH, which was acquired on September 1, 2006, as noted below. Due to the significant liquidity problems encountered by IPF GmbH the managers were forced to seek insolvency protection with the local court in Bad Homburg, Germany on August 09, 2007; financial information has been intentionally withheld from the corporate accounting department for the three months ended June 20, 2007 for consolidation into the books and records of the Company. Based on historical results and the corporate accounting departments experience, the financial information for the three months ended June 30, 2007 have been estimated, using March 31, 2007 information as a basis as shown below:

IPF GmbH	Actual	Estimated
	March 31, 2007	June 30, 2007
Revenues	$(981,548)	$(981,548)

Consulting cost of goods and services	333,617	333,617
Compensation	511,723	1,039,412
Professional services	34,592	675,175
Travel	84,347	171,144
Marketing	-	-
Royalty	-	-
Investor relations	-	-
Write offs and provisions for losses	-	727,231
General and administrative expenses	100,853	176,677
Loss from operations:	83,584	2,141,708

Other (income) expenses	(24,854)	(25,214)
Other expenses	62,124	423,668

Net Loss:	$120,584	$2,550,295

NEWGEN TECHNOLOGIES, INC AND SUBSIDIARES
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANAICAL STATEMENTS AS OF JUNE 30, 2007
(UNAUDITED)

Assumptions:

Operating statement categories for the three months ended March 31, 2007 were used for the current three month period ending June 30, 2007. Analysis of the three months ended March 31, 2007 indicated that the majority of expenses were period costs, based on the passage of time as opposed to non-period type costs. Also considered were potential contingencies that should be recorded, during this period, however, this was deemed remote. There were revenues for the three months ended March 31, 2007, however, due to the substantial deterioration of the business of IPF GmbH, and to the fact that all lists of existing contracts or sales reports have been intentionally withheld by IPF, GmbH, the Company has deemed it appropriate to not estimate revenues for the three months ended June 30, 2007.

Balance sheet items were assessed based on the lower of carrying amount or fair value less cost to sell. The result of this was a 100% reserve for all assets, except cash.

On September 26, 2006 the Company formed a joint venture named NewGen Biofuels Asia Pte Ltd (“NBA”) a company registered in Singapore, with Palmbio Venture Pte Lte, a company registered in Singapore, for the purpose of conducting the business of manufacturing, processing, storing, marketing, distributing, and selling biodiesel, biodiesel mixtures, and biodiesel byproducts. The Company has a 68% voting interest. The Company has no commitments to fund initial start up costs and working capital, however, as of September 30, 2006, the Company has advanced $190,000 in costs prior to creation of NBA. Additional working capital requirements will be treated as shareholder loans. As of June 30, 2007 the total amount recorded as loans to NBA is $309,000. No additional working capital has been loaned to NBA subsequent to June 30, 2007. This joint venture has ceased operations until additional financing is secured. In addition, due to the liquidity problems encountered by NBA, financial information has been intentionally withheld by the managers of NBA from the corporate accounting department for the three months ended June 20, 2007 for consolidation into the books and records of the Company. Based on historical results and the corporate accounting departments experience, the financial information for the three months ended June 30, 2007 have been estimated, using March 31, 2007 information as a basis as shown below:

NewGen Biofuels Asia Pte Ltd.	Actual	Estimated
	March 31, 2007	June 30, 2007
Revenues	$-	$-

Consulting cost of goods and services	-	-
Compensation	44,717	89,434
Professional services	3,503	7,005
Travel	9,965	19,929
Marketing	-	-
Royalty	-	-
Investor relations	-	-
Write offs and provisions for losses	-	-
General and administrative expenses	14,336	28,672
Loss from operations:	72,521	145,040

Other (income) expenses	336	572
Other expenses		-

Net Loss:	$75,857	$145,612

Assumptions:

Operating statement categories for the three months ended March 31, 2007 were used for the current three month period ending June 30, 2007. Analysis of the three months ended March 31, 2007 indicated that the majority of expenses were period costs, based on the passage of time as opposed to non-period type costs. Also considered were potential contingencies that should be recorded, during this period, however, this was deemed remote. There were no revenues for the three months ended March 31, 2007 and correspondingly, no revenues for the three months ended June 30, 2007.

NEWGEN TECHNOLOGIES, INC AND SUBSIDIARES
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANAICAL STATEMENTS AS OF JUNE 30, 2007
(UNAUDITED)

Balance sheet items were assessed based on the lower of carrying amount or fair value less cost to sell. The result of this was a 100% reserve for all assets, except cash.

Investment in Unconsolidated Entity

The Company accounts for its thirty percent investment in an unconsolidated entity under the equity method of accounting, as the Company does not have any management control over this entity. This investment was recorded initially at cost and subsequently adjusted for equity in net earnings and cash distributions. On August 31, 2006, in conjunction with the acquisition described below, the Company purchased a minority interest in IPF America, Inc., a privately owned engineering consulting firm, for a purchase price of $16,645. Legal and professional fees associated with the purchase of the partnership interest, were expensed. As noted below, on August 09, 2007 IPF America’s 30% shareholder, IPF GmbH, a German entity entered into insolvency protection in the court system located in Bad Homburg, Germany. IPF America, Inc. currently has no revenue producing activity, or business office and only one employee. Determination as to whether it will continue as a going concern is in process.

Acquisitions

On August 18, 2006 the Company’s majority owned subsidiary Actanol, Inc. acquired all of the issued and outstanding capital stock of a privately held company, Blitz 06-149 GmbH., a German shelf company with no assets or liabilities set up for the purpose of accelerating the legal process of setting up a German corporation for approximately $34,000. Blitz 06-149 subsequently changed its name to Actanol GmbH and on September 1, 2006 acquired 98.8% of IPF Germany GmbH for approximately $8,800 from Industrie Planung Fischer AG, an entity in German insolvency proceedings. As required by the insolvency administrator, an interest bearing two-month working capital loan of $317,125, held in escrow under the control of the insolvency administrator was set up and used during the months of September and October 2006. This loan has a term of one year and an interest rate of 10%. Accordingly, it is eliminated in consolidation. Additionally, on September 1, 2006 IPF Germany GmbH acquired for approximately $308,000 all the assets of Industrie Planung Fischer AG, including 99% of the outstanding stock of IPF Polska and 30% of the outstanding stock of IPF America, Inc. The aggregate acquisition price for all transactions described above was approximately $351,000, which was paid entirely in cash. Management estimated the net fair value of the assets and stock purchased to be approximately $351,000, as shown below. However, on August 9, 2007, IPF GmbH has entered insolvency protection due to the managing director declaring the entity bankrupt. Management is of the understanding that this type of insolvency proceeding is a liquidation.

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

On August 9, 2007, IPF GmbH entered insolvency protection with the local court in Bad Homburg, Germany. Accordingly, the goodwill mentioned above is impaired and has been written off as of June 30, 2007.

NEWGEN TECHNOLOGIES, INC AND SUBSIDIARES
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANAICAL STATEMENTS AS OF JUNE 30, 2007
(UNAUDITED)

Purchase Accounting For Acquisitions

The results of operations of the 2006 Acquisitions are included in the Company’s results of operations beginning after their respective acquisition dates. The following unaudited pro forma information combines the consolidated results of operations of the Company and the companies that it acquired as if the acquisitions had occurred at the beginning of fiscal year 2005:

	Six Months Ended June, 30,		For The Period From June 1, 2005 (Inception) to June 30,
	2007	2006	2007	2006
Revenues	$982,000	$421,571	$3,782,000	$1,462,359
(Loss) from Operations	(8,814,507)	(3,665,93)	(23,013,251)	(3,680,317)
Net (Loss)	(5,793,949)	(3,674,222)	(24,726,079)	(3,680,558)
Per Share - basic and fully diluted	(0.04)	(0.11)	(0.51)	(0.20)

The unaudited pro forma information does not purport to be indicative of the results that would actually have been achieved had the acquisitions occurred as of the date of the periods indicated. As noted above, estimates are used for the six months ended June 30, 2007 for IPF GmbH and its subsidiaries, due non-remittance of financial information.

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

NEWGEN TECHNOLOGIES, INC AND SUBSIDIARES
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANAICAL STATEMENTS AS OF JUNE 30, 2007
(UNAUDITED)

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

Loss Per Share

Basic net income (loss) per common share is computed based on the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed based on the weighted average number of common shares and common stock equivalents outstanding during the period. The exercise of options to purchase 5,165,000 shares and warrants to purchase 6,446,521 common shares; and debt (principal and interest) convertible into an indeterminable number of common shares as of June 30, 2007, (the conversion feature is limitless as the price per share declines, were not included in the computation of diluted loss per share since the assumed conversion and exercise would be anti-dilutive for all periods presented.

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

NEWGEN TECHNOLOGIES, INC AND SUBSIDIARES
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANAICAL STATEMENTS AS OF JUNE 30, 2007
(UNAUDITED)

Fair Value Of Financial Instruments

At June 30, 2007, the carrying value of the Company’s financial instruments, which include cash, accounts receivable, prepaid assets, accounts payable and accrued expenses for related and non-related parties, and notes payable, approximates their fair value due to the short-term maturity of those instruments. The Company has estimated the fair value of its convertible debentures, excluding the value of any conversion, call or put rights, using a discounted future cash flow analysis. The Company utilized a discount rate commensurate with other entities with similar credit and business risks, in this analysis. The carrying amount and estimated fair value is as follows:

	June 30, 2007
	Carrying Amount	Estimated Fair Value using Discounted Cash Flow Analysis
Convertible Debentures	$6,302,799	$3,647,381

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

NEWGEN TECHNOLOGIES, INC AND SUBSIDIARES
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANAICAL STATEMENTS AS OF JUNE 30, 2007
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

NEWGEN TECHNOLOGIES, INC AND SUBSIDIARES
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANAICAL STATEMENTS AS OF JUNE 30, 2007
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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective transition method. As a result, the Company’s net loss before taxes for the three months ended June 30, 2007, is $12,908 higher than if it had continued to account for share based compensation under Accounting Principles Board (“APB”) opinion No. 25. As of June 30, 2007, the Company has $8,605 of unrecognized stock-based compensation cost related to non-vested stock-based compensation that is expected to be recognized over the next twelve months.

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

On September 7, 2005, the Company adopted an incentive based Non-Qualified Stock Option Plan (“NQSO Plan”) with a vesting period of four (4) years from the grant date with an expiration period of ten (10) years after the last vesting date. Up to eight million shares or 15% of the float of Common stock will be provided for the NQSO Plan. The incentive awards will be based on performance, up to maximum levels, tiered as follows: Chairman/CEO 100%, next level 50% to 75%, and the next level 25% of their cash compensation. This plan has not yet been submitted for approval by shareholders, accordingly no option grants have been made.

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

NEWGEN TECHNOLOGIES, INC AND SUBSIDIARES
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANAICAL STATEMENTS AS OF JUNE 30, 2007
(UNAUDITED)

On October 6, 2006, 3,940,000 options, not part of the Company’s NQSO plan, were granted to five directors and one officer. These options vest immediately and are exercisable at $1.00 per shares exercisable over a period of ten years. The fair value of these options was estimated at the date of grant to be $638,280 using the Black-Scholes option pricing model with the following assumptions:

2006
Risk free interest rate	4.64%
Volatility factor	128.00%
Term in years	10
Expected dividend yield	-

In conjunction with the above, the board of directors cancelled all vested options, with an exercise price in excess of $1.00, with the exception of a former Director, who’s 1,000,000 options are exercisable at $1.00 per share over a period of ten years. The value of this option is $170,799 at the date of grant on October 6, 2006.

On December 7, 2006 the Company issued 500,000 warrants to a consultant for services received. The exercise price of the warrants is $.25 with an expiration date of December 7, 2009.

On December 21, 2006 the Company issued 500,000 and 1,350,000 of common stock having a fair market value of $300,000 and $810,000, respectively, to two individuals in exchange for consulting services received.

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

On June 29, 2007, 3,440,000 options, not part of the Company’s NQSO plan, were granted to six directors and one employee and four former employees. These options vest six months from the grant date and are exercisable at 20% greater than the closing price of $0.28 which is an exercise price of $0.33 per share and exercisable over a period of ten years from the vesting date. The fair value of these options was estimated at the date of grant to be $927,676 using the Black-Scholes option pricing model with the following assumptions and expensed over the next six months:

2007
Risk free interest rate	4.64%
Volatility factor	128%
Term in years	10.00
Expected dividend yield	-

NEWGEN TECHNOLOGIES, INC AND SUBSIDIARES
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANAICAL STATEMENTS AS OF JUNE 30, 2007
(UNAUDITED)

The Company has reserved shares of its authorized but un-issued common stock for the following:

	Stock Options Weighted Average Exercise Price		Warrants Weighted Average Exercise Price
	Shares	Per Share	Shares	Per Share	Total	Exercisable
Balance at 06/01/2005 (Inception):	-	-	-	-	-	-
Granted	800,000	$0.81	2,395,000	$0.30	3,195,000	2,395,000
Excercised	-		-		-
Expired	-		-		-
Forfeited	-		-		-
Balance at 12/31/2005:	800,000	$0.81	2,395,000	$0.30	3,195,000	2,395,000
Granted	-		4,891,304	$0.23	4,891,304	4,891,304
Excercised	-		-		-
Expired	-		-		-
Forfeited	(75,000)	(0.50)	-		(75,000)
Balance at 06/30/2006:	725,000	$0.84	7,286,304	$0.25	8,011,304	7,286,304
Granted	75,000	$0.50	-		75,000	75,000
Excercised	-		-		-
Expired	-		-		-
Forfeited	(500,000)	$1.00	-		(500,000)
Balance at 09/30/2006	300,000	$0.50	7,286,304	$0.25	7,586,304	7,361,304
Granted	3,940,000	$0.25	1,315,217	$0.23	5,255,217	5,255,217
Excercised
Expired
Forfeited
Balance at 12/31/2006	4,240,000	$0.96	8,601,521	$0.25	12,841,521	12,616,521
Granted	500,000	$1.00			500,000	500,000
Excercised			(2,155,000)	$0.001	(2,155,000)	(2,155,000)
Expired
Forfeited
Balance at 03/31/2007	4,740,000	$0.97	6,446,521	$0.33	11,186,521	10,961,521
Granted	3,440,000	$0.33			3,440,000	-
Excercised
Expired	(3,015,000)				(3,015,000)	-
Forfeited
Balance at 06/30/2007	5,165,000	$0.52	6,446,521	$0.33	11,611,521	10,961,521

The following table summarizes information concerning options and warrants outstanding and excercisable at June 30, 2007:

		Options Outstanding		Options Exercisable
	Weighted	Number	Weighted	Number	Weighted
	Average	of	Average Exercise	of	Average Exercise
Range of Exercise Prices	Remaining Life	Options	Price Per Share	Options	Price Per Share
$0.50	10.25	150,000	$0.50
$0.50	1.58	75,000	$0.50	75,000	$0.50
$1.00	9.25	1,000,000	$1.00	1,000,000	$1.00
$1.00	9.50	500,000	$1.00	500,000	$1.00
$0.33	10.50	3,440,000	$0.33	-	$-
$.33 - 1.00	9.45	5,165,000	$0.52	1,575,000	$0.99

		Warrants Outstanding		Warrants Exercisable
	Weighted	Number	Weighted	Number	Weighted
	Average	of	Average Exercise	of	Average Exercise
Range of Exercise Prices	Remaining Life	Warrants	Price Per Share	Warrants	Price Per Share
$0.50	1.58	4,891,304	$0.23	4,891,304	$0.23
$0.23	2.42	815,217	$0.23	815,217	$0.23
$0.25	2.42	500,000	$0.25	500,000	$0.25
$1.50	4.25	140,000	$1.50	140,000	$1.50
$5.00	3.83	100,000	$5.00	100,000	$5.00
$0.23 - 5.00	1.82	6,446,521	$0.33	6,446,521	$0.54

NEWGEN TECHNOLOGIES, INC AND SUBSIDIARES
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANAICAL STATEMENTS AS OF JUNE 30, 2007
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

These financial statements are presented in U.S. dollars. Translation of balance sheet data from Euros’ to U.S. dollars is made at the exchange rate on the balance sheet date (1 Euro equals U.S. dollar $0.74220). Translation of operating statement and cash flow amounts is made at the average exchange rate for the period (1 Euro equals U.S. dollar $.74192) Translation gains and losses are recognized within “other comprehensive loss” on the balance sheet.

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

NEWGEN TECHNOLOGIES, INC AND SUBSIDIARES
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANAICAL STATEMENTS AS OF JUNE 30, 2007
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

(3) PREPAID ASSETS

The following table represents the prepaid asset balance as of June 30, 2007.

Description	Amount
Prepaid Directors Fees	$12,000
Other	-

$12,000

The decrease in prepaid assets as of March 31, 2007 in the amount of $395,009 is due to the write-off of the APPCO deposit as discussed below and recognizing expenses over the remaining lives of prepaid assets. On January 16, 2007 the Company entered into a share purchase agreement with APPCO and the stock holders of APPCO. On March 13, 2007 and on April 5, 2007 the Company paid $250,000 in non-refundable good faith deposits to APPCO. The good faith deposits were to be applied at the closing as a prepaid credit toward the Company’s obligation to pay the purchase price. However, on June 18, 2007 APPCO exercised their right to terminate the share purchase agreement at which time, the good faith deposits were expensed.

(4) DEFERRED DEBT ISSUANCE COSTS

On January, 24, 2006, March 14, 2006, September 15, 2006, December 11, 2006, March 13, 2007, and April 5, 2007 in conjunction with the issuance of 10% convertible debentures (See Note 12), the Company paid debt issuance costs in the amount of $220,000, $65,000, $215,000, $125,000, $140,000 and $32,500 respectively, to the lender. In addition, the Company issued 300,000 shares of its common stock to the lender as part of the January 24, 2006 convertible debentures. These shares had a fair value of approximately $600,000 at the date of grant. These debt issuance costs have been deferred and are being amortized using the straight-line method over the term of the convertible debenture. The convertible debentures have a three-year term, except for the December 11, 2006 debenture, which has a two-month term and the March 13, 2007 debenture, which has a 24 month term. As of June 30, 2007, $577,666 remains deferred with a current portion of $577,666, due to the related debentures being in default and classified as current.

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

NEWGEN TECHNOLOGIES, INC AND SUBSIDIARES
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANAICAL STATEMENTS AS OF JUNE 30, 2007
(UNAUDITED)

On February 20, 2007 the Company completed the purchase of the Ashland Inc. property located at 75 Pineridge Drive, located in the city of Spartanburg, of Spartanburg County, South Carolina. Total consideration provided was $327,500.

In addition, the Company purchased property, plant and equipment consisted of the following as of June 30, 2007:

Total
Terminal improvements	$4,303,767
Terminals	1,700,000
Joint venture bio-diesel plant	373,055
Goodwill and intangibles	-
Equipment	456,614
6,833,436
Less accumulated depreciation	(24,346)
$6,809,809

Depreciation expense on office equipment for the period from inception to the period ended June 30, 2007 and 2006 was $29,437 and $2,430, respectively. During the six months ended June 30, 2007 and 2006, we capitalized approximately $265,591 and $-0-, respectively, of interest related to terminal refurbishment.

(6) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

For the period from June 1, 2005 (inception) to June 30, 2007, various officers and directors of the Company agreed to defer a portion of their salaries payable until such time as adequate funds have been received by the Company. The amount deferred as of June 30, 2007 was $528,996 which is included in accounts payable and accrued expenses - related parties. Accounts payable and accrued expenses consisted of the following as of June 30, 2007:

	Related	Non-related
Accounts payable	$536,563	$2,096,944
Accrued expenses	1,105,864	4,940,832

Total	$1,552,427	$7,037,776

(7) NOTES PAYABLE

The Company’s wholly-owned subsidiary, Refuel, executed a promissory note on June 30, 2005 with John King, former Executive Director, in the amount of $316,500 (See Note 12). As of June 30, 2006, the unsecured note had a remaining principal balance of $281,500 and accrued interest of $13,959, which is included in accounts payable and accrued expenses-related parties. The unsecured note bears interest at 10% per annum with an original due date of December 1, 2005, that was extended to January 15, 2006. As of June 30, 2006 the note had not been paid off and was in default. On May 24, 2006, the Company was served with a complaint filed against the Company; however there are no adverse covenants relating to this note payable. On August 1, 2006 the Company reached a settlement in the action entitled John King v. NewGen Technologies, Inc. and Refuel America, Inc. The action was filed in the US District Court for the Western District of North Carolina. The settlement agreement included an option grant of 75,000 shares exercisable at $0.50 per share for a period of 30 months and two 12% convertible unsecured promissory notes (“Settlement Convertible Debentures”) effective August 1, 2006 in the amounts of $317,794 and $357,206. As a result of the settlement, accrued expenses-related parties and notes payable were reduced by a total of $638,636. In addition, settlement expense increased by $36,364.

On April 26, 2006, the Company entered into an unsecured short-term promissory note with a director in the amount of $420,000 at an interest rate of 10% for working capital purposes. Principal and interest were originally due October 26, 2006 and have been extended for another six months to April 25, 2007. As of June 30, 2007 this note had a principal balance and accrued interest of $67,474 and $24,849 respectively.

NEWGEN TECHNOLOGIES, INC AND SUBSIDIARES
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANAICAL STATEMENTS AS OF JUNE 30, 2007
(UNAUDITED)

On May 17, 2006, the Company entered into an unsecured short-term promissory note with a director in the amount of $752,500 at an interest rate of 10% for working capital purposes. Principal and interest were originally due November 17, 2006 and have been extended for another six months to May 16, 2007. On December 12, 2006 the principal balance of $752,500 and interest of $43,088 was converted into company shares.

On June 12, 2006, the Company received an unsecured loan in the amount of $1,000,000 from Indexia Holdings Limited (“Indexia”). There is no written agreement between the parties and a note has not been executed, however the Company and Indexia orally agreed that the principal of the loan will be due and payable on December 12, 2006, along with interest of 10% per annum. On December 12, 2006 the principal balance of $1,000,000 and interest of $50,137 was converted into company shares.

On August 8, 2006, the Company entered into an unsecured short-term promissory note with a director in the amount of $500,000 at an interest rate of 10% for working capital purposes. Principal and interest are due February 8, 2007. On December 12, 2006 the principal balance of $500,000 and interest of $17,808 was converted into company shares.

On August 24, 2006, the Company entered into an unsecured short-term promissory note with a director in the amount of $500,000 at an interest rate of 10% for working capital purposes. Principal and interest are due February 24, 2007. On December 12, 2006 the principal and interest of $15,068 was converted into company shares.

On August 31, 2006, the Company entered into an unsecured short-term promissory note with a director in the amount of $600,000 at an interest rate of 10% for working capital purposes. Principal and interest are due March 3, 2007. On December 12, 2006 the principal balance of $600,000 and interest of $16,932 was converted into company shares.

On August 31, 2006, the Company entered into an unsecured short-term promissory note with a director in the amount of $671,230 at an interest rate of 10% for working capital purposes. Principal and interest are due March 3, 2007. On December 12, 2006 the principal balance of $671,230 and interest of $20,229 was converted into company shares.

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

NEWGEN TECHNOLOGIES, INC AND SUBSIDIARES
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANAICAL STATEMENTS AS OF JUNE 30, 2007
(UNAUDITED)

 (8) COMMITMENTS AND CONTINGENCIES

Operating Leases

The company leases two office facilities approximating 375 square feet under cancelable operating lease which expire and are automatically renewed every six months. Rent expense totaled $133,621 since inception. All offices have been closed, with the exception of the corporate office, as of August 09, 2007, as such, there are no future minimum rental payments for operating leases with initial or remaining terms in excess of a year.

Commitments

The Company has entered into three separate five-year management services contracts (commencing on October 1, 2005, November 1, 2005 and April 1, 2006) for management of three fuel terminals (storage tanks, piping and racks for dispensing) for $8,333 per month each. From June 1, 2005 (Inception) to March 30, 2007, the Company has incurred $466,667 in terminal management services.

In the first quarter 2006, the Company entered into various agreements with an engineering consultant and contractors for approximately $3,650,000 for refurbishment of its newly purchased fuel terminals located in Charlotte, NC, Spartanburg SC and Columbus GA, of which the Company has paid approximately, $3,157,000, as of March 31, 2007. The Company expects to enter into additional agreements with the engineering consultant and contractors to bring the terminals into proper working order. The Company anticipates an additional $1,684,000 will be required to complete the refurbishment of the Charlotte terminal and an additional $9,500,000, to $10,500,000 to complete the remaining terminals. The Company anticipates the Charlotte terminal will begin operations within the first half of 2008 with Spartanburg and Columbus to follow at the end of the second half of 2008. The fourth terminal in Spartanburg is estimated to become operational in the first half of 2009.

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

On July 3, 2007 John King filed suit in the state court in Hamilton County, Oho for payment of two notes payable in default due to lack of interest payment as noted above in the complaint filed on May 24, 2006 and settled on August 1, 2006. Mr. King seeks payment of principal, interest and attorney’s costs.

On July 11, 2007, NewGen filed suit in state court in Mecklenburg County, North Carolina (the "Complaint") against Noel M. Corcoran and Thomas C. Plummer, a former consultant of NewGen seeking compensatory and punitive damages. In the Complaint, NewGen brought claims against Mr. Corcoran for breaches of his fiduciary duties to NewGen and for promissory estoppel for promises Mr. Corcoran made that he reasonably could have foreseen would induce NewGen to reject or refrain from acting on alternative favorable financing offers NewGen then had available to it. The Complaint also asserts claims against Mr. Corcoran for fraud, negligent misrepresentation, breach of contract and civil conspiracy

On July 27, 2007 the Company settled its claim with Mr. Deininger, from a claim filed on October 20, 2006 by Mr. Deininger. The terms of the settlement include an obligation to pay Mr. Deininger $335,000 plus legal fees not to exceed $15,000 in payments over the next 21 months; reinstatement of a previously issued option grant for 1,000,000 shares with a ten year term exercisable at $0.33 per share and fully vested on December 29, 2007 with a fair value of $240,556 and expensed over the next five months; pay 5% of any equity funds raised and retaining his board seat, subject to re-election by shareholder vote and fulfillment of his fiduciary duties as a board member.

NEWGEN TECHNOLOGIES, INC AND SUBSIDIARES
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANAICAL STATEMENTS AS OF JUNE 30, 2007
(UNAUDITED)

(9) INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at June 30, 2007 are presented below:

June 30, 2007
Deferred income tax assets:
Net operating loss carry forwards	$6,533,217

Deferred income tax liabilities:	-
6,533,217
Valuation allowance	(6,533,217)
Net deferred tax assets	$-

As of June 30, 2007, the Company has a net operating loss carry forward for Federal income tax purposes in the amount of $6,533,217 which expires in 2025. The Company has recorded a valuation allowance of $(6,533,217) as of June 30, 2007. The valuation allowance was recorded due to the doubt surrounding the Company’s ability to utilize the deferred tax asset.

June 30, 2007
Tax (benefit) at U.S. federal statutory rate of 34%	$(6,533,217)
Valuation allowance	6,533,217
Tax expense (benefit)	$-

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

NEWGEN TECHNOLOGIES, INC AND SUBSIDIARES
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANAICAL STATEMENTS AS OF JUNE 30, 2007
(UNAUDITED)

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

On August 1, 2006 the Company reached a settlement with a former executive director. The settlement agreement included options for 75,000 shares exercisable over the next 30 months and two 12% convertible unsecured promissory notes effective August 1, 2006 in the amounts of $317,794 and $357,206. These settlement debentures are convertible at a fixed price of $0.50 per share. Due to the non-payment of principal and interest at the maturity date of the December 7, 2006 convertible debentures and the lack of payment of interest subsequent to March 31, 2007 on this convertible settlement debenture, this note is in default.

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

NEWGEN TECHNOLOGIES, INC AND SUBSIDIARES
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANAICAL STATEMENTS AS OF JUNE 30, 2007
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

On April 5, 2007, the Company entered into a $325,000 secured convertible debenture agreement with interest to accrue on the outstanding principal balance at an annual rate equal to ten percent (10%) with a third party lender. The Company’s obligations under the April 5, 2007 Purchase Agreement are secured by substantially all of the Company’s assets. In addition, certain executive officers and directors of the Company have granted the holders a security interest in a portion of shares of the Company’s common stock held by such officers and directors. The April 5, 2007, debenture is due April 5, 2009, and currently is in default due to the non-payment of the principal and interest at the date of maturity of the December 7, 2006 debenture.

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

NEWGEN TECHNOLOGIES, INC AND SUBSIDIARES
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANAICAL STATEMENTS AS OF JUNE 30, 2007
(UNAUDITED)

There were no warrants issued in conjunction with the December 20, 2006 debenture. The loan was recorded at the fair value of $704,600.

There were no warrants issued in conjunction with the March 14, 2007 debenture. The loan was recorded at the fair value of $1,112,400.

There were no warrants issued in conjunction with the April 5, 2007 debenture. The loan was recorded at the fair value of $140,333.

At June 30, 2007, the following amounts were outstanding under the Convertible Debentures. See Note 12 for information on the derivative instrument liabilities related to the warrant issued and the bifurcated embedded derivative instruments related to the accompanying Convertible Debentures.

Original face value	$11,844,368
Less: Conversions	(1,960,724)
Face value, net of conversion at March 31, 2007	9,883,644
Less: unamortized debt discount	(3,580,845)

Balance at June 30, 2007	$6,302,799

Principal payments are as follows, for the fiscal years ending December 31:

2007	$9,883,644
2008	-
2009	-
2010	-
2011	-
Total	$9,883,644

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

The volatility factor used was approximately 123% and the risk-free rate of return used was 4.66%, based on constant maturity rates, applicable to the remaining life of the warrants and debentures. In addition a discount was used to account for the lack of marketability of the Company’s stock due to the current thinly trading share volume.

NEWGEN TECHNOLOGIES, INC AND SUBSIDIARES
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANAICAL STATEMENTS AS OF JUNE 30, 2007
(UNAUDITED)
At June 30, 2007, the following derivative liabilities related to common stock warrant and embedded derivative instruments were outstanding (See Note 12):

			Exercise
			Price Per	Fair Market
	Expiration		Share as of	Value at
Issue Date	Date	Instrument	06/30/07	06/30/07

01/24/06	01/23/09	4,891,304 Warrants	$0.23	$318,600
12/07/06	12/07/09	815,217 Warrants	$0.23	$336,600

Fair market value of freestanding derivative instrumment liabilities for warrants				$655,200

			Exercise	Face
			Price Per	Value at	Fair Market
	Expiration		Share as of	Issuance, Net	Value at
Issue Date	Date	Instrument	06/30/07	Conversions	06/30/07

01/24/06	01/23/09	Convertible Debenture Tranch 1	$0.19	$2,100,000	$816,667
03/14/06	03/13/09	Convertible Debenture Tranch 2	$0.19	$203,500	81,400
09/15/06	09/15/09	Convertible Debenture Tranch 3	$0.19	$735,776	317,201
12/07/06	12/07/09	Convertible Debenture Tranch 4	$0.19	$1,100,000	308,000
03/14/07	03/14/09	Convertible Debenture Tranch 5	$0.19	$1,250,000	486,111
04/05/07	04/05/09	Convertible Debenture Tranch 6	$0.19	325,000	140,778
08/01/06	01/31/08	Settlement Convertible Debenture	$0.50	$675,000	78,720
12/20/06	06/20/07	Convertible Debenture Director	$0.25	$2,644,400	587,637
02/15/07	05/15/07	Convertible Debenture Director	$0.27	$850,000	175,667

Fair market value of bifurcated embedded derivative instrument liabilities, as noted above					2,992,181

Total derivative financial instruments					$3,647,381

Our obligation to issue shares upon conversion of our convertible debenture is essentially limitless since conversion is at the lower of $1.00 or 80% of the lowest closing bid price for the common stock for the 5 trading days before but not including the conversion date. Accordingly, the number of shares of common stock issuable upon conversion of our secured convertible notes will increase if the market price of our stock declines, which will cause dilution to our existing stockholders. The following is an example of the amount of shares of our common stock that were issuable as of June 30, 2007, upon conversion of the secured convertible notes (excluding accrued interest), based on market prices 25%, 50% and 75% below the market price of $027.

NEWGEN TECHNOLOGIES, INC AND SUBSIDIARES
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANAICAL STATEMENTS AS OF JUNE 30, 2007
(UNAUDITED)

Effect on shares issuable from convertible debentures as a result from declining market prices

			% of
% Below	Price Per	Number of	Outstanding
Market	Share	Shares Issuable	Stock

25%	0.20	42,196,247	63.00%
50%	0.14	56,305,570	84.06%
75%	0.07	136,424,830	203.67%

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

On September 9, 2005, the Company issued to four employees options to purchase 300,000 shares at $0.50 per share, having an intrinsic value of $885,000. In 2006, one employee forfeited his options with an intrinsic value of $133,672. There are now 150,000 shares that vest over a two year period, having an intrinsic value of $299,609 of which $50,702 remains deferred as of March 31, 2007. The excess of the fair market value over the intrinsic value of $137,683 had been amortized on a pro forma basis per SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123”. However, with the adoption of SFAS 123 (R) “Share Based Payment” this amount is now being expensed. The additional amount expensed in 2007 was $12,908 and $8,605 remains unamortized as of June 30, 2007.

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

NEWGEN TECHNOLOGIES, INC AND SUBSIDIARES
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANAICAL STATEMENTS AS OF JUNE 30, 2007
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

On August 22, 2006, $100,000 of the Company’s Convertible Debentures were converted into 390,625 shares at a per share price of $0.256, which is calculated at the lower of $1.00 or 80% of the previous five day bid price of $0.32.

On September 5, 2006, the Company has terminated its interest in consummating the AG Global Partners, Ltd. joint venture and has paid them a cash payment of $110,000 and 562,500 shares of the Company’s Common Shares, having a fair market value of $225,000 and 562,500 shares was paid by a former executive director. This potential joint venture has been terminated.

On October 6, 2006, 3,940,000 options, not part of the Company’s NQSO plan, were granted to five directors and one officer. These options vest immediately and are exercisable at $1.00 per shares exercisable over a period of ten years. The fair value of these options was estimated at the date of grant to be $672,984 using the Black-Scholes option pricing model with the following assumptions and expensed:

2006
Risk free interest rate	4.64%
Volatility factor	128%
Term in years	10.00
Expected dividend yield	-

In conjunction with the above, the board of directors cancelled all vested options, with an exercise price in excess of $1.00, with the exception of a former Director, who’s 1,000,000 options are exercisable at $1.00 per share over a period of ten years. The value of this option is $170,799 at the date of grant on October 6, 2006.

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

NEWGEN TECHNOLOGIES, INC AND SUBSIDIARES
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANAICAL STATEMENTS AS OF JUNE 30, 2007
(UNAUDITED)

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

On December 21, 2006, the Company issued 500,000 and 1,350,000, having a fair market value of $300,000 and $810,000, respectively, of common stock to two individuals in exchange for consulting services received.

On December 27, 2006, $89,224 of the Company’s Convertible Debentures were converted into 247,844 shares at a per share price of $0.36, which is calculated at the lower of $1.00 or 80% of the previous five day bid price of $0.45.

On January 17, 2007 $800,000 of the Company’s Convertible Debentures were converted into 1,526,718 shares at a per share price of $0.524, which is calculated at the lower of $1.00 or 80% of the previous five day bid price of $0.655.

On February 20, 2007, $235,000 of the Company’s Convertible Debentures were converted into 367,188 shares at a per share price of $0.64, which is calculated at the lower of $1.00 or 80% of the previous five day bid price of $0.80.

On February 28, 2007, the warrant dated August 1, 2005, for 2,155,000 shares of stock was exercised. The warrants exercised had a par value per share of $.001.

On March 5, 2007, $434,000 of the Company’s Convertible Debentures were converted into 723,334 shares at a per share price of $0.60, which is calculated at the lower of $1.00 or 80% of the previous five day bid price of $0.75.

On March 9, 2007, $12,500 of the Company’s Convertible Debentures were converted into 20,833 shares at a per share price of $0.60, which is calculated at the lower of $1.00 or 80% of the previous five day bid price of $0.75.

On March 27, 2007, the Company issued options to purchase 500,000 shares at $1.00 per share with immediate vesting, to a director. These options expire in ten years. The fair value of these options was estimated at the date of grant to be $325,910 using the Black-Scholes option pricing model. The Company used the same assumptions as noted for the October 6, 2006 options grant date.

On June 29, 2007, 3,440,000 options, not part of the Company’s NQSO plan, were granted to six directors and one employee and four former employees. These options vest six months from the grant and are exercisable at 20% greater than the closing price of $0.28 which is an exercise price of $0.33 per share and exercisable over a period of ten years from the vesting date. The fair value of these options was estimated at the date of grant to be $927,676 using the Black-Scholes option pricing model with the following assumptions and expensed over the next six months:

2007
Risk free interest rate	4.64%
Volatility factor	128%
Term in years	10.00
Expected dividend yield	-

(13) RELATED PARTY TRANSACTIONS

For the period from June 1, 2005 (inception) to June 30, 2007, various officers and directors of the Company agreed to defer a portion of their salaries payable until such time as adequate funds have been received by the Company. The amount deferred as of June 30, 2007 was $528,996 which is included in accounts payable and accrued expenses - related parties.

NEWGEN TECHNOLOGIES, INC AND SUBSIDIARES
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANAICAL STATEMENTS AS OF JUNE 30, 2007
(UNAUDITED)

On July 1, 2005, the Company entered into an assignment and royalty agreement with two directors and shareholders of the Company, whereby various Great Britain patent applications were assigned to the Company. According to the terms of the agreement, the Company was required to pay $250,000 at the inception of the agreement (paid July 1, 2005) and a continuing royalty fee of the greater of $250,000 or 0.1% of the aggregate products sold per year utilizing the assigned patents during the term of the royalty agreement (indefinite until cancelled by either the directors or the Company). The agreement was renewed in December 2006 and $250,000 of agreement has been expensed as of June 30, 2007. The balance of $250,000 has been accrued and is included in related party payables, until the patents applications which have been terminated on May 13, 2006 and complete the process of being converting to Patent Convention Treaty.

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

The Company’s obligations in connection with the Convertible Debentures are secured by substantially all of the Company’s assets. In addition, the vice-chairman has granted a security interest in 214,916 shares of the Company’s common stock that he owns, the president has granted a security interest in 5,000,000 shares of the Company’s common stock that he owns, the chief financial officer has granted a security interest in 115,000 shares of the Company’s common stock that he owns and a director has granted a security interest in 5,000,000 shares of the Company’s common stock that he owns.

On April 26, 2006, the Company entered into an unsecured short-term promissory note with a director in the amount of $420,000 at an interest rate of 10% for working capital purposes. Principal and interest were originally due October 26, 2006 and extended to April 25, 2007 and has been extended for another six months to October 25, 2007. As of June 30, 2007 this note had a principal balance and accrued interest of $67,474 and $24,849, respectively.

On May 17, 2006, the Company entered into an unsecured short-term promissory note with a director in the amount of $752,500 at an interest rate of 10% for working capital purposes. Principal and interest were originally due November 17, 2006 and have been extended for another six months to May 16, 2007. On December 12, 2006 the principal balance of $752,500 and interest of $43,088 was converted into company shares.

On June 12, 2006, the Company received an unsecured loan in the amount of $1,000,000 from Indexia Holdings Limited (“Indexia”). There is no written agreement between the parties and a note has not been executed, however the Company and Indexia have orally agreed that the principal of the loan will be due and payable on December 12, 2006, along with interest of 10% per annum. On December 12, 2006 the principal balance of $1,000,000 and interest of $50,137 was converted into company shares.

On August 8, 2006, the Company entered into an unsecured short-term promissory note with a director in the amount of $500,000 at an interest rate of 10% for working capital purposes. Principal and interest are due February 8, 2007. On December 12, 2006 the principal balance of $500,000 and interest of $17,808 was converted into company shares.

On August 24, 2006, the Company entered into an unsecured short-term promissory note with a director in the amount of $500,000 at an interest rate of 10% for working capital purposes. Principal and interest are due February 24, 2007. On December 12, 2006 the principal and interest of $15,068 was converted into company shares.

On August 31, 2006, the Company entered into an unsecured short-term promissory note with a director in the amount of $600,000 at an interest rate of 10% for working capital purposes. Principal and interest are due March 3, 2007. On December 12, 2006 the principal balance of $600,000 and interest of $16,932 was converted into company shares.

On August 31, 2006, the Company entered into an unsecured short-term promissory note with a director in the amount of $671,230 at an interest rate of 10% for working capital purposes. Principal and interest are due March 3, 2007. On December 12, 2006 the principal balance of $671,230 and interest of $20,229 was converted into company shares.

NEWGEN TECHNOLOGIES, INC AND SUBSIDIARES
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANAICAL STATEMENTS AS OF JUNE 30, 2007
(UNAUDITED)

On December 12, 2006 $4,023,730 of the short term promissory notes were repaid with shares of common stock of the Company. The following table summarizes the dates funds were received, the interest accrued and the total number of shares issued to satisfy the outstanding principal and accrued interest balance.

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

(14) GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has a working capital deficiency of $14,293,614 and a stockholders’ deficiency of $11,097,330 as of June 30, 2007 and a net loss of $24,662,568 and a cash flow deficiency from operations of $11,114,303 for the period from June 1, 2005 (inception) to June 30, 2007. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

(15) SUBSEQUENT EVENTS

On July 5, 2007, the Company issued 50,000 shares of commons stock with a fair market value of $12,000 to a former employee for services previously performed.

On July 11, 2007, NewGen filed suit in state court in Mecklenburg County, North Carolina against Noel M. Corcoran, a former Director and Thomas C. Plummer, a former consultant of NewGen seeking compensatory and punitive damages. In the Complaint, NewGen brought claims against Mr. Corcoran for breaches of his fiduciary duties to NewGen and for promissory estoppel for promises Mr. Corcoran made that he reasonably could have foreseen would induce NewGen to reject or refrain from acting on alternative favorable financing offers NewGen then had available to it. The Complaint also asserts claims against Mr. Corcoran for fraud, negligent misrepresentation, breach of contract and civil conspiracy. Among other facts alleged in the Complaint, NewGen asserted that Mr. Corcoran, who had responsibility to procure the financing for the acquisition of Appalachian Oil Co., engaged in self-dealing and made repeated misrepresentations to NewGen that he had obtained financing for such acquisition. The alleged misrepresentations caused NewGen to forego other potential attractive financing sources, to detrimentally rely on Mr. Corcoran's promises in incurring significant costs and expenses and ultimately directly caused NewGen to fail to close the acquisition of Appalachian Oil Co. prior to the date that Appalachian Oil Co. exercised its contractual right to terminate the agreement with NewGen. The Complaint further alleges that as a result of Mr. Corcoran's actions and misrepresentations, NewGen was precluded from finding significant outside financing or a new source of revenue resulting in NewGen's failure to pay debts owed to a number of third parties. In addition, the Complaint alleges that Mr. Corcoran used his position as Chairman of NewGen to obtain favorable conversion rates on convertible loans he made to NewGen, including the Convertible Promissory Notes described in Item 2.04 above, in breach of his fiduciary duties to NewGen. Using his leverage over NewGen as Chairman, the Complaint alleges that Mr. Corcoran engaged in self-dealing by imposing on NewGen an onerous, short repayment term for his personal loan with full knowledge that NewGen could only repay the amounts if Mr. Corcoran secured the financing necessary to repay the loans, and if he did not find such financing, NewGen would default on the loans, thereby further harming NewGen's business while permitting Mr. Corcoran to convert his note at a favorable price. According to the Complaint, Mr. Corcoran also pressured the NewGen board of directors to accept an offer to purchase fuel storage terminals owned by NewGen (the "Terminals") by June 29, 2007 for $10 million. Following relentless pressure exerted against the board of directors, including threatened litigation against individual directors, a letter of intent was accepted between NewGen and Corcoran, which letter provided for Mr. Corcoran's acquisition of the Terminals from NewGen by June 29, 2007 for $10 million. Although the letter of intent lapsed by its terms on June 29, 2007 unperformed by Mr. Corcoran, prior to such expiration date, Mr. Corcoran breached the letter of intent by failing to exercise good faith in complying with his obligations to close the acquisition by June 29, 2007 and for breaching publicity restrictions. In the Complaint, NewGen also brought claims against Mr. Plummer for breach of a "consulting contract" with NewGen and civil conspiracy with Mr. Corcoran. The Complaint further alleges that Mr. Corcoran used his position as NewGen's Chairman to enter into a "consulting agreement" with Mr. Plummer without the authorization of NewGen's board of directors, even though Mr. Plummer was simultaneously acting as Mr. Corcoran's agent with respect to Mr. Corcoran's business dealings in the United States.

NEWGEN TECHNOLOGIES, INC AND SUBSIDIARES
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANAICAL STATEMENTS AS OF JUNE 30, 2007
(UNAUDITED)

On July 24, 2007 the Company entered into a strategic agreement with Titan Global Holdings ("Titan") for the rights to exclusively manufacture and distribute biofuels for Appalachian Oil Company, Inc. ("Appco"), www.goappco.com. Under the terms of the agreement between Titan and NewGen, Titan agreed to enter into a 10 year supply agreement with Refuel America, Inc., a wholly owned subsidiary of NewGen, providing it with the exclusive right to supply biofuel products to Appco or its affiliates at the then prevailing market price for such biofuel products at the time an order was placed. The agreement can only be terminated by Appco or its affiliates for cause. In exchange for NewGen's cooperation with Titan's efforts to purchase Appco and other consideration, Titan will pay NewGen $1.3 million in reimbursements for good faith deposits previously paid by NewGen to Appco and other Appco related professional fees and expenses incurred by NewGen. Payments will be made at or prior to the Appco closing, which is anticipated to be September 4, 2007. Also, NewGen will receive $600,000 annually under a consulting agreement to provide advice on strategic and operational business matters related to biofuels and related strategic areas. The Company has received $600,000 in cash proceeds since executing the agreement.

On July 27, 2007 the Company settled its claim with Mr. Deininger. The terms of the settlement include an obligation to pay Mr. Deininger $335,000 plus legal fees not to exceed $15,000 in payments over the next 21 months; reinstatement of a previously issued option grant for 1,000,000 shares with a ten year term exercisable at $0.33 per share and fully vested on December 29, 2007 with a fair value of $240,556 and expensed over the next five months; pay 5% of any equity funds raised and retaining his board seat, subject to re-election by shareholder vote and fulfillment of his fiduciary duties as a board member.

On August 9, 2007 the Company formed a new wholly-owned subsidiary, NewGen BioFuels Inc., to focus on investment and strategic partnerships in renewable fuel production ventures, providing ReFuel America's fuel supply & distribution operations with the lowest-cost, highest quantity biofuels (ethanol and biodiesel). The mission of NewGen BioFuels Inc. ("NBI") is to identify and acquire whole or part ownership of biofuels producers that will provide significant and immediate opportunities for a return on investment as well as biofuels off-take agreements that will provide NewGen and ReFuel America ample supplies of biofuels for the growing U.S. transportation fuel market. In addition, NBI will source the lowest-cost worldwide feedstocks to ensure profitable operations at these production facilities.

On August 16, 2007 the Company announced completion of a strategic agreement with Granite Group Chicago, LLC ("Granite") for the exclusive rights to develop an innovative gas station convenience store prototype design and the rights to immediately begin development of a minimum of 14 retail locations over the next two years in the Charlotte, North Carolina market.

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

The Company has not generated any significant revenues since inception and the Company is in the process of raising additional capital and financing for future operations. Failure to obtain additional financing will have a material adverse effect on our financial performance, operating statement, balance sheet and stock price and require us to implement drastic cost reduction initiatives, curtail or cease operations.

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

While we have not yet begun distribution, we intend to utilize our patent pending technology to produce fuel products, which we plan to distribute to both the wholesale and retail segments of the fuel marketplace. We intend to continue development of our technology to diversify our product offerings. We plan to utilize technology that is multi-functional and multi-purpose, allowing it to be used in a wide range of fuels including gasoline, diesel, biodiesel and ethanol.  Our planned products include proprietary formulae, designed to positively alter the combustion characteristics of the fuel. Because of the unique character of the proprietary formulae, our formulations are designed to create a mono-layer on the fuel delivery system, increasing lubricity (reducing engine wear and tear) while the detergent character of the formulae is designed to prevent deposit formation on fuel injectors. The technology is also designed to result in greater atomization and efficiency of combustion, to provide increases in fuel economy and reductions in emissions.

Currently, we are in the process of working with a joint venture partner through our ReFuel America subsidiary to build and operate biodiesel plants in the Southeast. A facility that is planned to produce 60 million gallons annually will be based in Sandersville, Georgia. This joint venture serves as the initial step in our plans to manufacture, process, and distribute biofuels in the U.S., with the aim of substantially increasing a vehicle's operating efficiency while reducing the amount of carbon monoxide, particulates, and nitrous oxides produced. Current cash requirements are projected for this project to be approximately $3,000,000 in general and administrative costs and approximately $60,000,000 in capital expenditures over the next twelve to fourteen months. Operations are planned to commence in the fourth quarter 2008. Financing has not yet been obtained and as such, this joint venture has curtailed operations until financing is secured.

In addition, the company closed on the purchase of three fuel terminals in 2006 and one fuel terminal in 2007, in the Southeast United States which are assets acquired from Crown Central LLC. The terminals, with a total storage capacity of over 15 million gallons, and an annual throughput capacity of more than 700 million gallons, will be refurbished to further enhance the storage, blending, and distribution of a full slate of transportation fuels, including biodiesel and ethanol blends, as well as traditional hydrocarbon fuels. The four terminals are strategically located near existing major petroleum product pipelines with railcar and truck transport access. The purchase of these terminals gives NewGen the opportunity to process, blend, and store its proprietary biodiesel and ethanol blends as well as hydrocarbon fuels. This is a crucial next step in the company’s growth strategy - allowing the company to blend biodiesel and ethanol with conventional hydrocarbon fuels for distribution domestically. NewGen intends to offer proprietary products to meet increasing demand for biofuel products, driven by the need for greater fuel efficiency, reduced exhaust emissions, and for the desire for greater energy independence. Barring unforeseen financing and construction delays, two of these terminals, located in Charlotte, North Carolina and Spartanburg, South Carolina, are planned to be operational in the first half of 2008, with the Columbus, Georgia operational in the third quarter of 2008 and the second Spartanburg, South Carolina location operational in the fourth quarter 2008. The Company is focused on identifying and acquiring whole or part ownership of operating businesses that provide significant and immediate opportunities for growth of blended biofuel supply and distribution under our "ReFuel America" division banner and has a three-part strategic plan for expanding upon its initial progress with the fuel terminal acquisitions and third party supply agreements in the alternative energy sector:

1.
Secure BioFuel Supply (ethanol and biodiesel) through strategic agreements and acquisitions that will enhance core profitability at wholesale and retail distribution, ensure the highest quality fuels, as well as maintaining environmental responsibility in the markets we serve. We will be a leading supplier of biofuel products initially in Tennessee, Virginia and Kentucky with the agreement with Appalachian Oil Company (“APPCO”), which is expected to close in September 2007. APPCO operates in six Southeastern States selling more than 450 million gallons of fuel products to more than 200 retail gas stations and independent wholesale dealers.

2.
Seek Integration Opportunities through our subsidiaries to vertically-integrate and increase our leverage and position in the biofuel product chain from the "Fields to Wheels(TM)." we are pursuing the targeted acquisition of global and domestic natural resources to upstream into NewGen's existing fuel distribution channels.

3.
Expand Markets we serve through strategic acquisitions and organic growth in markets across the Southeastern United States. We have set our sights on being a market leader in the distribution of ethanol and biodiesel blended products that are intended to dramatically reduce the environmental and economic impact of world petroleum use.

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

On August 18, 2006 our majority owned subsidiary Actanol, Inc. acquired all of the issued and outstanding capital stock of a privately held company, Blitz 06-149 GmbH., a German shelf company with no assets or liabilities set up for the purpose of accelerating the legal process of setting up a German corporation for approximately $34,000, Blitz 06-149 subsequently changed its name to Actanol GmbH and on September 1, 2006 acquired 98.8% of IPF Germany GmbH for approximately $8,800 from Industrie Planung Fischer AG, an entity in German insolvency proceedings. As required by the insolvency administrator, an interest bearing two month working capital loan of $317,125, held in escrow under the control of the insolvency administrator was set up and used during the month of September and October 2006. Additionally, on September 1, 2006 IPF GmbH acquired for approximately $308,000 all the assets of Industrie Planung Fischer AG, including the stock of IPF Polska, representing 99% of the outstanding stock and the stock of IPF America, Inc representing 30% of the outstanding stock. The aggregate acquisition price was approximately $351,000, which was paid entirely in cash. The acquisition of the IPF entities including the assets of Industrie Planung Fischer AG, a provider of project engineering, project management and engineering consulting services compliment and optimize Actanol, Inc.’s ability to provide full service biofuel plant design, building, staffing and management solutions. However, on August 9, 2007, IPF GmbH has entered insolvency protection due to the managing director declaring the entity bankrupt. Management will attempt to secure additional financing to emerge from insolvency as quickly as possible.

On September 26, 2006 the Company formed a joint venture named NewGen Biofuels Asia Pte Ltd (“NBA”) a company registered in Singapore, with Palmbio Venture Pte Lte, a company registered in Singapore, for the purpose of conducting the business of manufacturing, processing, storing, marketing, distributing, and selling biodiesel, biodiesel mixtures, and biodiesel byproducts. The Company has a 68% voting interest. The Company has no commitments to fund initial start up costs and working capital, however, as of September 30, 2006, the Company has advanced $190,000 in costs prior to creation of NBA. Additional working capital requirements will be treated as shareholder loans. As of June 30, 2007 the total amount recorded as loans to NBA is $309,000. No additional working capital has been loaned to NBA subsequent to June 30, 2007. This joint venture has curtailed operations until additional financing is secured.

As of June 30, 2007, we did not have cash available to fund current operations. In 2007, we received cash proceeds of $850,000 and $1,250,000 from the issuance of 10% convertible debentures to a director and third party lender respectively. Additionally, the Company has received $600,000 in partial payment on a $1,300,000 settlement agreement. However, we will need funding for current operations and additional capital expenditures as noted above.

 NewGen Biofuels, Inc. (“NBI”), a Delaware corporation formed on June 4 2007. NBI is a biofuels and co-products development and marketing company that will manage investments in a portfolio of new destination production facilities and associated rights, such as carbon credits, etc. The NewGen subsidiary is targeting the southeastern United States for expanded production and distribution of biofuels, initially including nine potential production facility investments in six states from Maryland to Florida that are projected to be in production by the third quarter 2009 supplying up to 700 million gallons for the market. Meanwhile, NBI plans to source and obtain biofuels from global sources to supply NewGen, its subsidiary ReFuel America, APPCO and other customers.

In connection with our currently planned capital projects, we will require approximately $200 million in additional financing for the construction of biofuel production plants, green power generation facilities and additional financing of approximately $10 million to $15 million to complete the upgrade and refurbishment of our current fuel distribution terminals. Further, the Company is identifying and evaluating acquisitions of entities conducting fuel distribution, for which more financing would be required. We are currently reviewing various proposals for traditional debt project financing in order to fund a majority of the costs of these projects. In addition, we may decide to seek additional private debt or equity financing in order to provide for any additional financing needs we may have.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Flows from Operations

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has a working capital deficiency of $14,293,614 and a stockholders’ deficiency of $11,097,330 as of June 30, 2007 and a net loss of $24,662,568 and a cash flow deficiency from operations of $11,114,303 for the period from June 1, 2005 (inception) to June 30, 2007. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On December 21, 2006, the Company issued 500,000 and 1,350,000, having a fair market value of $300,000 and $810,000, respectively, of common stock to two individuals in exchange for consulting services received.

On December 27, 2006, $89,224 of the Company’s Convertible Debentures (See Note 12) were converted into 247,844 shares at a per share price of $0.36, which is calculated at the lower of $1.00 or 80% of the previous five day bid price of $0.45.

On January 17, 2007 $800,000 of the Company’s Convertible Debentures were converted into 1,526,718 shares at a per share price of $0.524, which is calculated at the lower of $1.00 or 80% of the previous five day bid price of $0.655.

On February 20, 2007, $235,000 of the Company’s Convertible Debentures were converted into 367,188 shares at a per share price of $0.64, which is calculated at the lower of $1.00 or 80% of the previous five day bid price of $0.80.

On February 28, 2007, the warrant dated August 1, 2005, for 2,155,000 shares of stock was exercised. The warrants exercised had a par value per share of $.001.

On March 5, 2007, $434,000 of the Company’s Convertible Debentures were converted into 723,334 shares at a per share price of $0.60, which is calculated at the lower of $1.00 or 80% of the previous five day bid price of $0.75.

On March 9, 2007, $12,500 of the Company’s Convertible Debentures were converted into 20,833 shares at a per share price of $0.60, which is calculated at the lower of $1.00 or 80% of the previous five day bid price of $0.75.

On March 27, 2007, the Company issued options to purchase 500,000 shares at $1.00 per share with immediate vesting, to a director. These options expire in ten years. The fair value of these options was estimated at the date of grant to be $325,910 using the Black-Scholes option pricing model. The Company used the same assumptions as noted for the October 6, 2006 options grant date.

On June 29, 2007, 3,440,000 options, not part of the Company’s NQSO plan, were granted to five directors and one officer. These options vest six months from the grant and are exercisable at 20% greater than the closing price of $0.28 which is an exercise price of $0.33 per share and exercisable over a period of ten years from the vesting date. The fair value of these options was estimated at the date of grant to be $927,676 using the Black-Scholes option pricing model with the following assumptions and expensed over the next six months:

2007
Risk free interest rate	4.64%
Volatility factor	128%
Term in years	10.00
Expected dividend yield	-

On July 5, 2007, the Company issued 50,000 shares of commons stock with a fair market value of $12,000 to a former employee for services previously performed.

On July 27, 2007 the Company settled its claim with Mr. Deininger. The terms of the settlement include an obligation to pay Mr. Deininger $335,000 plus legal fees not to exceed $15,000 in payments over the next 21 months; reinstatement of a previously issued option grant for 1,000,000 shares with a ten year term exercisable at $0.33 per share and fully vested on December 29, 2007 with a fair value of $240,556 and expensed over the next five months; pay 5% of any equity funds raised and retaining his board seat, subject to re-election by shareholder vote and fulfillment of his fiduciary duties as a board member.

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

On August 1, 2006 the Company reached a settlement with a former executive director. The settlement agreement included options for 75,000 shares exercisable over the next 30 months and two 12% convertible unsecured promissory notes effective August 1, 2006 in the amounts of $317,794 and $357,206. These settlement debentures are convertible at a fixed price of $0.50 per share. Due to the non-payment of principal and interest at the maturity date of the December 7, 2006 convertible debentures and the lack of payment of interest subsequent to March 31, 2007 on this convertible settlement debenture, this note is in default.

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

On April 5, 2007, the Company entered into a $325,000 secured convertible debenture agreement with interest to accrue on the outstanding principal balance at an annual rate equal to ten percent (10%) with a third party lender. The Company’s obligations under the April 5, 2007 Purchase Agreement are secured by substantially all of the Company’s assets. In addition, certain executive officers and directors of the Company have granted the holders a security interest in a portion of shares of the Company’s common stock held by such officers and directors. The April 5, 2007, debenture is due April 5, 2009, and currently is in default due to the non-payment of the principal and interest at the date of maturity of the December 7, 2006 debenture.

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

There were no warrants issued in conjunction with the March 14, 2007 debenture. The loan was recorded at the fair value of $1,112,400.

There were no warrants issued in conjunction with the April 5, 2007 debenture. The loan was recorded at the fair value of $140,333.

At June 30, 2007, the following amounts were outstanding under the Convertible Debentures. See Note 12 for information on the derivative instrument liabilities related to the warrant issued and the bifurcated embedded derivative instruments related to the accompanying Convertible Debentures.

Original face value	$11,844,368
Less: Conversions	(1,960,724)
Face value, net of conversion at March 31, 2007	9,883,644
Less: unamortized debt discount	(3,580,845)

Balance at June 30, 2007	$6,302,799

Principal payments are as follows, for the fiscal years ending December 31:

2007	$9,883,644
2008	-
2009	-
2010	-
2011	-
Total	$9,883,644

Financing through Debt

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

Investing

In conjunction with the convertible debentures noted above, also on January 24, 2006, the Company, closed on a contract of sale, as amended, pursuant to which the Company purchased three parcels of land, along with fuel terminals located on such properties for a purchase price of $1,700,000 for all three parcels. Currently, the Company had engaged an experienced liquid bulk terminal storage engineering consulting and contracting firm to inspect, assess, clean the terminals, and manage the refurbishment and upgrading of various operating equipment and tanks to bring the terminals into proper operating condition. Assessments of the total costs needed to complete the terminal project costs range from as low as $8,500,000 and as high as $10,000,000.

On February 20, 2007 the Company completed the purchase of the Ashland Inc. property located at 75 Pineridge Drive, located in the city of Spartanburg, of Spartanburg County, South Carolina. Total consideration provided was $327,500. This site is estimated to by operational in 2008 at a refurbishment cost range between $3,500,000 and $4,500,000. Additionally, if the total refurbishment and upgrade costs are in excess of the amount already borrowed, we will need to secure additional funding in a timely manner.

On July 24, 2007 we reached a settlement with Titan Global Holdings, Inc. (“Titan”) and Frank Crivello (“Crivello”) regarding Titan and Crivello’s attempt to negotiate a share purchase agreement with Appalachian Oil Company (“APPCO”), with whom we had been unable to obtain financing relating to a share purchase agreement with APPCO. In exchange for a warrant to purchase 2.5 million shares at $0.35 and delivery of previously paid due diligence materials, we received $1.3 million payable in weekly installments and a lump sum upon the closing of APPCO with Titan. As of August 9, 2007 we have received $550,000 in settlement cash.

Failure to obtain additional financing will have a material adverse effect on our financial performance, balance sheet and stock price and require us to implement cost reduction initiatives, curtail or cease operations and require us to implement cost reduction initiatives and curtail operations.

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

RESULTS OF OPERATIONS

For the Six Months Ended June 30, 2007

Income

Income of $982,000 primarily consisted of engineering consulting services.

Operating Expenses

Operating expenses primarily consisted of the following:

•	Compensation expense of $2,248,000, of which $16,000 related to stock option grants

•	Professional fees of $1,833,000, which consisted of the following:

•	Legal and accounting fees of $447,000

•	Fuel terminal management/consulting fees of $150,000

•	Other professional and consulting fees of $ $1,236,000

•	Travel expenses were $482,000

•	Investor relations were $171,000

•	Write offs $3,323,000

•	Other general and administrative expenses of $874,000

Derivative Instrument Income / Expense

Derivative instrument income of $4,863,516 represents the net unrealized (non-cash) change in the fair value of our derivative instrument liabilities related to certain warrants and embedded derivatives in our convertible debt instruments that have been bifurcated and accounted for separately.

Interest Expense

We incurred interest expense of $887,000 on our note payable of $67,000, and our Convertible Debentures of $9,884,000.

Amortization of Debt Issuance Costs

Debt issuance costs of approximately $1,398,000 incurred in connection with the sale of our Convertible debentures are being amortized over the life of the debentures, which is three years, on the straight-line basis. Amortization expense amounted to $414,000.

Bank Fees and Escrow Fees

We incurred approximately $9,000 of bank and escrow fees during the period.

Settlement and Penalties

Settlements and penalties amounted to $563,000.

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

For the Period From June 1, 2005 (inception) to June 30, 2007

Income

Income of $1,898,000 primarily consisted of engineering consulting services.

Operating Expenses

Operating expenses primarily consisted of the following:

•	Compensation expense of approximately $8,093,000, of which approximately $1,832,000 related to stock option grants

•	Professional fees of approximately $7,111,000, which consisted of the following:

•	Consulting fees prior to inception of approximately $520,000, including $200,000 for a Bongiovi consultant

•	Legal and accounting fees of approximately $2,495,000

•	Recruiting fees of $154,000

•	Fuel terminal management fees of approximately $469,000

•	Other professional and consulting fees of approximately $3,273,000

•	Travel expenses were approximately $1,679,000

•	Marketing studies of approximately $659,000

•	Royalty expense of $500,000 relating to the assignment to the Company of the Great Britain patent applications from related parties

•	Investor relations were approximately $684,000

•	Write offs and provision for loss on advances to joint ventures, approximated $3,571,000

•	Other general and administrative expenses of approximately $1,866,000

Derivative Instrument Income / Expense

Derivative instrument expense of $1,441,000 represents the net unrealized (non-cash) change in the fair value of our derivative instrument liabilities related to certain warrants and embedded derivatives in our convertible debt instruments that have been bifurcated and accounted for separately.

Interest Expense

We incurred interest expense of $1,231,000 on our note payable of $67,000 and our Convertible Debentures of $9,884,000.

Amortization of Debt Issuance Costs

Debt issuance costs of approximately $1,398,000 incurred in connection with the sale of our Convertible debentures are being amortized over the life of the debentures, which is three years, on the straight-line basis. Amortization expense was approximately $820,000.

Bank Fees and Escrow Fees

We incurred approximately $18,000 of bank and escrow fees during the period.

Settlement and Penalties

Settlements and penalties amounted to $1,105,000. Included in this total is $898,000, $171,000, and $36,000 resulting from the Greystoke settlement, short term financing, and John King settlement respectively.

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

GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has a working capital deficiency of $14,248,594 and a stockholders’ deficiency of $7,453,498 as of June 30, 2007 and a net loss of $24,652,123 and a cash flow deficiency from operations of $11,148,877 for the period from June 1, 2005 (inception) to June 30, 2007. These matters raise substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

The Company’s existence is dependent on management’s ability to develop profitable operations and resolve the Company’s liquidity problems. We do not have sufficient funds on hand to fund our current or long term operations. In order to improve the Company’s liquidity, management is actively pursuing additional equity and debt financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its efforts to raise additional financing. Failure to obtain additional financing will have a material adverse effect on our financial performance, operating statement, balance sheet and stock price and require us to implement drastic cost reduction initiatives, curtail or cease operations.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions and estimates that affect the amounts reported. Please see the discussion of critical accounting policies and estimates in the Company’s Annual Report on Form 10-KSB for the period June 1, 2005 (inception) to December 31, 2006.

Accounting policies, methods and estimates are an integral part of our consolidated financial statements and are based upon management’s current judgments. Certain accounting policies, methods and estimates are particularly important because of their significance to the consolidated financial statements. Note 2 of the Notes to the Consolidated Financial Statements included this report, includes a summary of the significant accounting policies, estimates and methods we use. The following is a discussion of what we believe to be the most critical of these policies and methods.

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

Use of Estimates

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

During this last fiscal quarter, as noted in other sections of this document, the joint ventures Advanced Biotechnologies, LLC and NewGen Biofuels Asia Pte Ltd and IPF GmbH, the wholly owned subsidiary of Actanol GmbH, which is 60% owned by Actanol Inc. were unable to remit their required financial statements and related financial data to the corporate accounting department to enable accurate consolidation for this last fiscal quarter. The reason for this was due to the lack of payments from NewGen to the joint ventures and majority owned subsidiary. This was due to the lack of liquidity at the NewGen (parent company) level, which impacts all other joint ventures and subsidiaries. Estimates have been used for the last fiscal quarter’s activity. Accordingly, the Company acknowledges that the statements and financial data presented for the periods ending June 30, 2007 would need to be restated, should the actual results from the aforementioned joint ventures and majority owned subsidiary materially differ from the estimates used.

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

Item 3. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

NewGen Technologies, Inc.’s Chief Executive Officer and Acting Chief Financial Officer have designed disclosure controls and procedures over financial reporting and evaluated the effectiveness of NewGen Technologies, Inc.’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Exchange Act) over financial reporting as of the end of the period covered by this report (the “Evaluation Date”). During the evaluation, it was determined that our accounting resources were not adequate to adequately prepare for our quarterly review. Inadequate levels of accounting personnel have also impaired our ability to timely file our periodic reports without extension. Due to these weaknesses, in preparing our financial statements for the quarter ended June 30, 2007, the board of directors of the company is committed to adequately staffing our accounting department, pending future funding, to ensure timely filing.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING.

There were changes in internal controls over financial reporting identified in connection with the evaluation of our internal controls that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting. During this last fiscal quarter, as noted in other sections of this document, the joint ventures Advanced Biotechnologies, LLC and NewGen Biofuels Asia Pte Ltd and IPF GmbH, the wholly owned subsidiary of Actanol GmbH, which is 60% owned by Actanol Inc. were unable to remit their required financial statements and related financial data to the corporate accounting department to enable accurate consolidation for this last fiscal quarter. The reason for this was due to the lack of payments from NewGen to the joint ventures and majority owned subsidiary. This was due to the lack of liquidity at the NewGen level, which impacts all other joint ventures and subsidiaries. Estimates have been used for the last fiscal quarter’s activity. Accordingly, management acknowledges that the statements and financial data presented for the periods ending June 30, 2007 would need to be restated, should the actual results from the aforementioned joint ventures and majority owned subsidiary materially differ from the estimates used.

During the three months ended September 30, 2006, it was determined that an officer, director and principal stockholder (“the Officer”) of NewGen sold 1,638,841 restricted shares of NewGen common stock to 37 purchasers for an aggregate of $640,365. The Officer loaned $420,000 of the proceeds of such sales to NewGen. The sale of such shares may have been made in violation of the Securities Act of 1933 as it was not registered thereunder. The Officer has indicated that he intends to offer rescission to the purchasers of the securities which he sold. The transfer of the Officer’s securities was completed based upon correspondence between the Officer’s representative and NewGen’s transfer agent, without the participation of NewGen. In order to ensure that such transactions cannot occur in the future, NewGen has now instituted a procedure where any officer or director of NewGen intending to sell or otherwise transfer stock of NewGen shall first contact NewGen’s Acting Chief Financial Officer with the details of any proposed transaction. If required, the Acting Chief Financial Officer shall then contact legal counsel to determine if such transaction can be consummated as proposed. During this latest fiscal quarter, on May 31, 2007 and on June 13, 2007, the same officer, director and principal shareholder as noted above sold 100,000 shares and 390,500 shares of the Company’s common stock, respectively, without contacting NewGen’s Chief Financial Officer. This matter was brought to the attention of the audit committee chairperson. The transfer agent will be directed not to make any transfers of unregistered shares of NewGen stock without an opinion of counsel

PART II - OTHER INFORMATION

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

On October 20, 2006 Scott Deininger, a former employee, and current member of the Board sued NewGen for breach of contract. On July 27, 2007 the Company settled its claim with Mr. Deininger.  The terms of the settlement include an obligation to pay Mr. Deininger $335,000 plus legal fees not to exceed $15,000 in payments over the next 21 months; reinstatement of a previously issued option grant for 1,000,000 shares with a ten year term exercisable at $0.33 per share and fully vested on December 29, 2007; pay 5% of any equity funds raised and retaining his board seat, subject to re-election by shareholder vote and fulfillment of his fiduciary duties as a board member.

On July 3, 2007 John King filed suit in the state court in Hamilton County, Oho for payment of two notes payable in default due to lack of interest payment as noted above in the complaint filed on May 24, 2006 and settled on August 1, 2006. Mr. King seeks payment of principal, interest and attorney’s costs.

On July 11, 2007, NewGen filed suit in state court in Mecklenburg County, North Carolina (the "Complaint") against Noel M. Corcoran and Thomas C. Plummer, a former consultant of NewGen seeking compensatory and punitive damages. In the Complaint, NewGen brought claims against Mr. Corcoran for breaches of his fiduciary duties to NewGen and for promissory estoppel for promises Mr. Corcoran made that he reasonably could have foreseen would induce NewGen to reject or refrain from acting on alternative favorable financing offers NewGen then had available to it.

The Complaint also asserts claims against Mr. Corcoran for fraud, negligent misrepresentation, breach of contract and civil conspiracy. Among other facts alleged in the Complaint, NewGen asserted that Mr. Corcoran, who had responsibility to procure the financing for the acquisition of Appalachian Oil Co., engaged in self-dealing and made repeated misrepresentations to NewGen that he had obtained financing for such acquisition. The alleged misrepresentations caused NewGen to forego other potential attractive financing sources, to detrimentally rely on Mr. Corcoran's promises in incurring significant costs and expenses and ultimately directly caused NewGen to fail to close the acquisition of Appalachian Oil Co. prior to the date that Appalachian Oil Co. exercised its contractual right to terminate the agreement with NewGen. The Complaint further alleges that as a result of Mr. Corcoran's actions and misrepresentations, NewGen was precluded from finding significant outside financing or a new source of revenue resulting in NewGen's failure to pay debts owed to a number of third parties. In addition, the Complaint alleges that Mr. Corcoran used his position as Chairman of NewGen to obtain favorable conversion rates on convertible loans he made to NewGen, including the Convertible Promissory Notes described in Item 2.04 above, in breach of his fiduciary duties to NewGen. Using his leverage over NewGen as Chairman, the Complaint alleges that Mr. Corcoran engaged in self-dealing by imposing on NewGen an onerous, short repayment term for his personal loan with full knowledge that NewGen could only repay the amounts if Mr. Corcoran secured the financing necessary to repay the loans, and if he did not find such financing, NewGen would default on the loans, thereby further harming NewGen's business while permitting Mr. Corcoran to convert his note at a favorable price.

According to the Complaint, Mr. Corcoran also pressured the NewGen board of directors to accept an offer to purchase fuel storage terminals owned by NewGen (the "Terminals") by June 29, 2007 for $10 million. Following relentless pressure exerted against the board of directors, including threatened litigation against individual directors, a letter of intent was accepted between NewGen and Corcoran, which letter provided for Mr. Corcoran's acquisition of the Terminals from NewGen by June 29, 2007 for $10 million. Although the letter of intent lapsed by its terms on June 29, 2007 unperformed by Mr. Corcoran, prior to such expiration date, Mr. Corcoran breached the letter of intent by failing to exercise good faith in complying with his obligations to close the acquisition by June 29, 2007 and for breaching publicity restrictions.

In the Complaint, NewGen also brought claims against Mr. Plummer for breach of a "consulting contract" with NewGen and civil conspiracy with Mr. Corcoran. The Complaint further alleges that Mr. Corcoran used his position as NewGen's Chairman to enter into a "consulting agreement" with Mr. Plummer without the authorization of NewGen's board of directors, even though Mr. Plummer was simultaneously acting as Mr. Corcoran's agent with respect to Mr. Corcoran's business dealings in the United States.

Although we believe we will prevail in the unsettled legal proceedings listed above, any adverse judgments or unpaid settlements will cause the Company to pursue additional equity and debt financing, above and beyond our expected capital expenditures and working capital requirements. The company will need to seek financing through investment bankers and private investors and at costs potentially higher than its historical borrowing rate and/or significantly dilutive to existing shareholders. There can be no assurance the Company will be successful in its efforts to raise additional financing.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

As of August 20, 2007, the company is in default on all secured convertible debentures and unsecured convertible promissory notes as follows:

Debenture Name	Date	Unconverted Principal Amount
Cornell Secured Convertible Debenture No. CCP-1	January 23, 2006	$2,100,000
Cornell Secured Convertible Debenture No. CCP-2	March 10, 2006	203,500
Cornell Secured Convertible Debenture No. CCP-3	September 15, 2006	735,776
Cornell Convertible Debenture No. CCP-1	December 7, 2006	1,100,000
Cornell Secured Convertible Debenture No. CCP-1-1	March 13, 2007	1,250,000
Cornell Secured Convertible Debenture No. CCP-1-2	April 3, 2007	325,000
King Unsecured Convertible Promissory Note No. 1	August 1, 2006	317,794
King Unsecured Convertible Promissory Note No. 2	August 1, 2006	357.206
Corcoran Convertible Unsecured Promissory Note No. 1	December 20, 2006	2,644,400
Corcoran Convertible Unsecured Promissory Note No. 2	February 15, 2007	850,000
		$9,883,676

On June 21, 2007, an attorney representing Mr. John King sent the Company formal notice of default citing lack of interest payments, demanding immediate payment of principal, unpaid interest and the default interest rate of 18% and incurred legal costs.

On July 10, 2007, an attorney representing Mr. Noel Corcoran sent the Company formal notice of default citing lack of payment of principal and interest on the maturity date and demanding payment of principal and unpaid interest at the default interest rate of 13%.

On July 19, 2007 Cornell Capital Partners, LLC sent the Company formal notice of default, citing failure to file a registration statement. However, Cornell has waived the notice of default for 60 days if the Company files a registration statement, increase the redemption premium from 10% to 20%, pay certain legal costs incurred by Cornell and complete several procedural items that are not yet finalized.

Repayment of these debentures plus interest and other costs in stock will be significantly dilutive to existing shareholders. Repayment in cash will cause the company will need to seek financing through investment bankers and private investors and at costs potentially higher than its historical borrowing rate. There can be no assurance the Company will be successful in its efforts to raise additional financing. The Company’s existence is dependent on management’s ability to develop profitable operations and resolve the Company’s liquidity problems. There can be no assurance the Company will be successful in its efforts to raise additional financing. Failure to obtain additional financing will have a material adverse effect on our financial performance, operating statement, balance sheet and stock price and require us to implement drastic cost reduction initiatives, curtail or cease operations. We do not have sufficient funds on hand to fund our current or long term operations.

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

10.15
Securities Purchase Agreement, dated January 24, 2006, by and between NewGen Technologies, Inc. and Cornell Capital Partners LP (incorporated by reference to a Form 8-K filed by the Registrant on January 30, 2006)

10.16
Investor Registration Rights Agreement, dated January 24, 2006, by and between NewGen Technologies, Inc. and Cornell Capital Partners LP (incorporated by reference to a Form 8-K filed by the Registrant on January 30, 2006)

10.17
Amended and Restated Securities Purchase Agreement, dated February 10, 2006, by and between NewGen Technologies, Inc. and Cornell Capital Partners LP (incorporated by reference to the exhibit to Registrants Form 8-K filed on February 16, 2006)

10.18
Security Agreement, dated January 24, 2006, by and between NewGen Technologies, Inc. and Cornell Capital Partners LP (incorporated by reference to a Form 8-K filed by the Registrant on January 30, 2006)

10.19
Subsidiary Security Agreement, dated January 24, 2006, by and between ReFuel Terminal Operations, Inc. and Cornell Capital Partners LP (incorporated by reference to a Form 8-K filed by the Registrant on January 30, 2006)

10.20
Subsidiary Security Agreement, dated January 24, 2006, by and between ReFuel America, Inc. and Cornell Capital Partners LP (incorporated by reference to a Form 8-K filed by the Registrant on January 30, 2006)

10.21
Subsidiary Security Agreement, dated January 24, 2006, by and between NewGen International, Inc. and Cornell Capital Partners LP (incorporated by reference to a Form 8-K filed by the Registrant on January 30, 2006)

10.22
$650,000 principal amount Secured Convertible Debenture, dated March 10, 2006, issued by NewGen Technologies, Inc. to Cornell Capital Partners LP (incorporated by reference to a Form 8-K filed by the Registrant on March 16, 2006)

10.23	$1,000,000 principal amount note payable issued by NewGen Technologies, Inc. to Indexia Holdings Limited (incorporated by reference to a Form 8-K on June 12, 2006)

10.24	$500,000 principal amount note payable issued by NewGen Technologies, Inc. to a Director (incorporated by reference to a Form 8-K on August 4, 2006).

10.25	$500,000 principal amount note payable issued by NewGen Technologies, Inc. to a Noel M. Corcoran (incorporated by reference to a Form 8-K on August 30, 2006).

10.26
$675,000 and 562,500 share Settlement Agreement dated August 28, 2006 by and between ReFuel America, a wholly owned subsidiary of NewGen Technologies, Inc. and John King (incorporated by reference on Form 8-K on September 1, 2006)

10.27	$1,274,200 principal amount note payable issued by NewGen Technologies, Inc. to a Noel M. Corcoran (incorporated by reference to a Form 8-K on September 06, 2006).

10.28
$110,000 and 1,125,000 to Alex Greystoke for a Termination Agreement dated September 5, 2006 to dissolve a proposed joint venture with AG Global Partners (incorporated by reference on Form 8-K on September 09, 2006)

10.29
Actanol BioEngineering GmbH a wholly-owned subsidiary of Actanol BioEngineering, Inc., an entity in which NewGen Technologies, Inc. owns 60% of the outstanding common stock, acquired IPF GmbH on September 1, 2006 (incorporated by reference on Form 8-K on September 08, 2006)

10.30
September 18, 2006 closed on the remaining balance of $2,150,000 of a January 24, 2006, the Securities Purchase Agreement dated January 24, 2006 with Cornell Capital Partners LP (incorporated by reference on Form 8-K on September 21, 2006

10.31
$3,006,230 and $1,017,500 of notes payable held by Noel M. Corcoran and Indexia Holdings Limited were changed to convertible debentures and then converted into 13,558,058 and 4,646,257 shares of stock. Additional convertible debentures in the amount of $2,644,400 were issued by NewGen Technologies, Inc. to Noel M. Corcoran (incorporated by reference on Form 8-K on December 22, 2006

10.32
ReFuel America, Inc. a wholly owned subsidiary of NewGen Technologies, Inc. entered into a Share Purchase Agreement with Appalachian Oil Company, Inc. to acquire all outstanding shares for $30,000,000 (incorporated by reference on Form 8-K on January 17, 2007

$850,000 principal amount convertible debenture issued by NewGen Technologies, Inc. to a Noel M. Corcoran (incorporated by reference to a Form 8-K on February 23, 2007).

10.33	Extension of Share Purchase Agreement signed January 17, 2007 with Appalachian Oil Company to March 2, 2007 (incorporated by reference on Form 8-K on February 28, 2007)

10.34	Extension of Share Purchase Agreement signed January 17, 2007 with Appalachian Oil Company to extend from March 2, 2007 to March 7, 2007 (incorporated by reference on Form 8-K on March, 2 2007)

10.35
Extension of Share Purchase Agreement signed January 17, 2007 with Appalachian Oil Company to extend from March 2, 2007 and March 7, 2007 to March 9, 2007 (incorporated by reference on Form 8-K on March, 7 2007)

10.36
Extension of Share Purchase Agreement signed January 17, 2007 with Appalachian Oil Company to extend from March 2, 2007; March 7, 2007; March 9, 2007 to April 2, 2007 for a deposit of $250,000 (incorporated by reference on Form 8-K on March, 9 2007).

10.37
$1,250,000 principal amount Secured Convertible Debenture, dated March 13, 2007, issued by NewGen Technologies, Inc. to Cornell Capital Partners LP (incorporated by reference to a Form 8-K filed by the Registrant on March 19, 2007)

10.38
Extension of Share Purchase Agreement signed January 17, 2007 with Appalachian Oil Company to extend from March 2, 2007; March 7, 2007; March 9, 2007; April 2, 2007 to April 30, 2007 for an additional deposit of $250,000 (incorporated by reference on Form 8-K on April, 6 2007).

10.39
Verbal Extension of Share Purchase Agreement signed January 17, 2007 with Appalachian Oil Company to extend from March 2, 2007; March 7, 2007; March 9, 2007; April 2, 2007; April 30, 2007 to June 7, 2007 (incorporated by reference on Form 8-K on May,16 2007).

10.40	Termination of extended Share Purchase Agreement with Appalachian Oil Company on June 18, 2007 (incorporated by reference on Form 8-K June 22, 2007)

10.41
Notice of default received from Mr. Noel M. Corcoran on two convertible debentures dated December 20, 2006 and February 15, 2007 which were defaulted on July 10, 2007 and May 14, 2007, respectively (incorporated by reference on Form 8-K filed on July 17, 2007).

10.42
Exclusive distribution agreement of biofuels, consulting agreement for $600,000 annually and $1,300,000 reimbursement of costs related to the failed Appalachian Oil Company transaction for cooperation for assistance by and between NewGen Technologies, Inc. and Titan Global Holdings, Inc. (incorporated by reference on Form 8-K on July 30, 2007)

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWGEN TECHNOLOGIES, INC.

Date: August 20, 2007	By:	/s/ S. Bruce Wunner
Bruce Wunner
Chief Executive Officer and Acting Chief Financial Officer